Form 10-Q
period 2025-01-31
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2025-04-17
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-42549

Kestra Medical Technologies, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3933 Lake Washington Blvd NE, Suite 200 Kirkland, WA	98003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 279-8002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $1.00 per share	KMTS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 17, 2025, the registrant had 51,348,656 Common Shares, par value $1.00 per share, outstanding.

Explanatory Note

On March 7, 2025, Kestra Medical Technologies, Ltd. completed its initial public offering of its Common Shares, par value $1.00 per share (the “Common Shares”). Kestra Medical Technologies, Ltd. was formed solely for the purpose of completing the initial public offering and prior to the consummation of the initial public offering, did not engage in any business or activities other than those incidental to its formation, the organizational transactions consummated in connection with the initial public offering and the preparation of the prospectus and registration statement in connection with the initial public offering. Prior to the consummation of the initial public offering, the Company’s business was conducted through West Affum Intermediate Holdings Corp. In connection with the initial public offering, certain organizational transactions were completed, pursuant to which West Affum Intermediate Holdings Corp. became a wholly owned subsidiary of Kestra Medical Technologies, Ltd. West Affum Intermediate Holdings Corp. is the predecessor to Kestra Medical Technologies, Ltd. for financial reporting purposes. As such, the unaudited condensed balance sheets of Kestra Medical Technologies, Ltd. as of January 31, 2025 and April 30, 2024, and the unaudited condensed consolidated financial statements of West Affum Intermediate Holdings Corp. as of January 31, 2025 and April 30, 2024 and for the three months ended January 31, 2025 and January 31, 2024 (and the comparative period) are each included in this Quarterly Report on Form 10-Q.

Except as otherwise indicated or the context requires, “Kestra,” the “Company,” “we,” “our,” “us” and other similar terms refer collectively to West Affum Intermediate Holdings Corp. and its consolidated subsidiaries for periods prior to the consummation of the initial public offering, and to Kestra Medical Technologies, Ltd. and its consolidated subsidiaries for periods following the consummation of the initial public offering.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Important factors that could cause actual results, performance or achievements to differ materially from our expectations are described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and include, but are not limited to, the following:

•
our ability to continue to expand the commercialization of our ASSURE WCD, including associated products and services as part of our Cardiac Recovery System platform, or to commercialize any future product candidates and begin generating revenue;
•
our ability to maintain regulatory approvals for our ASSURE WCD and to obtain new regulatory approvals necessary to distribute our ASSURE WCD in new markets or to distribute additional products we develop in the future;
•
the rate and degree of market acceptance of our ASSURE WCD or any future product candidates that receive the necessary marketing and other regulatory approvals;
•
the availability of reimbursement for our products;
•
our ability to scale the manufacturing of our ASSURE WCD, obtain sufficient and timely supplies of components necessary to manufacture our ASSURE WCD and effectively manage inventory and distribution;
•
our ability to hire and retain qualified personnel, including senior management and sales professionals;
•
estimates of our total addressable market and near-term achievable market for our products;
•
the timing or likelihood of regulatory filings and approvals or clearances;
•
our expectations regarding the use of proceeds from this offering;
•
our growth plans, including our plans to enter into new markets;
•
our ability to establish and maintain intellectual property protection for our products or defend ourselves against claims of infringement;
•
the progress, timing, costs and results of our clinical trials;
•
changes and developments relating to our regulatory landscape;
•
our financial performance and changes in market trends;
•
the increased expenses associated with being a public company;
•
changes and developments relating to our competitors and our industry; and
•
those other factors described in the section titled “Risk Factors” in our prospectus dated March 5, 2025 (File No. 333-284807) (the “IPO Prospectus”) as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

Given these uncertainties, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time they are made. The Company does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended April 30, 2024, included in the IPO Prospectus.

Part I – Financial Information

Item 1A. Financial Statements.

KESTRA MEDICAL TECHNOLOGIES, LTD.

CONDENSED BALANCE SHEETS

(in dollars)

(unaudited)

	January 31, 2025	April 30, 2024

Assets
Total assets	$—	$—
Commitments and contingencies (Note 3)
Shareholder’s equity
Shares subscription receivable from West Affum Holdings, L.P.	(100)	(100)
Ordinary Shares, $1.00 par value; 100 shares authorized, issued and outstanding	100	100
Total shareholder’s equity	$—	$—

See accompanying notes to the condensed balance sheets.

KESTRA MEDICAL TECHNOLOGIES, LTD.

NOTES TO UNAUDITED CONDENSED BALANCE SHEETS

1. Description of Business

Kestra Medical Technologies, Ltd. (the “Company”) was formed as a limited company in Bermuda on May 20, 2021 and is a wholly owned subsidiary of West Affum Holdings, L.P. (“West Affum LP”), a company in the Cayman Islands. The Company was formed for the purpose of completing a public offering and related transactions to carry on the business of West Affum Intermediate Holdings Corp. and subsidiaries.

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed balance sheets are presented in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles in the United States of America. Separate statements of income, comprehensive income, changes in shareholder’s equity, and cash flows have not been presented because the Company has not engaged in any activities except in connection with its formation.

The Company’s fiscal year end is April 30.

The unaudited interim condensed balance sheets have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

3. Commitments and Contingencies

As of January 31, 2025 and April 30, 2024, the Company has no commitments and contingencies.

4. Shareholder’s Equity

As of January 31, 2025 and April 30, 2024, the Company has authorized for issuance 100 Ordinary Shares with $1.00 par value, all of which are outstanding with $100 shares subscription receivable from West Affum LP accounted for as contra-equity on the unaudited interim condensed balance sheets.

5. Subsequent Events

On March 7, 2025, the Company completed an initial public offering of 11,882,352 Common Shares at an offering price of $17.00 per share (the “IPO”). On March 14, 2025, the underwriters purchased an additional 1,782,352 Common Shares at an offering price of $17.00 per share.

In connection with the IPO, the board of directors and sole shareholder of the Company approved an increase in its authorized share capital and a redesignation of its Ordinary Shares into Common Shares, as a result of which the Company’s authorized share capital at the time of the IPO was $100,000,000 divided into 100,000,000 Common Shares of par value $1.00 per share.

West Affum LP contributed all its equity interests, including preferred shares, in West Affum Intermediate Holdings Corp. (“Intermediate Holdings”) to the Company in exchange for Common Shares of the Company, thereby making Kestra Medical Technologies, Ltd. the top parent company of Intermediate Holdings and all of its subsidiaries (collectively, the “Organizational Transactions”). Together with the IPO, the Company completed the Organizational Transactions that represent a business combination between entities under common control under the principles of ASC Topic 805 Business Combinations. The Company will consolidate Intermediate Holdings following the Organizational Transactions. The Company delivered 37,683,952 Common Shares with a par value of $1.00 per share to the holders of West Affum LP Class A common units and incentive units, including 32,485 Common Shares of the Company that will be subject to vesting conditions, in consideration for the exchange of such holders’ interests in West Affum LP, and also including a third-party investor in West Affum Holdings Designated Activity Company, a subsidiary of Intermediate Holdings. Company is still assessing the income tax impacts of the Organizational Transactions.

West Affum LP will continue to hold Common Shares of the Company for the benefit of the holders of common units in West Affum LP, including an affiliate of Bain Capital, until such time that such Common Shares are distributed by West Affum LP to the remaining partners of West Affum LP, which is currently expected to occur approximately nine months after the consummation of the IPO (the “Post-IPO Distribution”). The allocation of the number of Common Shares of the Company held by West Affum LP among the holders of common units in West Affum LP in the Post-IPO Distribution will be determined in reference to the liquidation value of West Affum LP at the time of such Post-IPO Distribution.

All equity incentive units (“Incentive Units”) of West Affum LP were accelerated at time of exchange while the Class A common units continue to vest subject to the original vesting schedule. The Company also entered into the 2025 Omnibus Incentive Plan to grant eligible individuals stock options in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders.

The Company received net proceeds of $187.6 million after deducting underwriting discounts and commissions of $14.4 million. On March 14, 2025, the underwriters purchased an additional 1,782,352 Common Shares at an offering price of $17.00 per share and received additional net proceeds of $28.2 million after deducting underwriting discounts and commissions of $2.1 million.

Upon the IPO of Common Shares of the Company on March 7, 2025, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with a new warrant to purchase up to 325,847 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $11.54. In addition, upon the funding of additional amounts under the third tranche, the Company will issue warrants equal to 10% of the amount funded. The Company also issued warrants to Kennedy Lewis Capital Partners Master Fund II LP on March 7, 2025 to purchase up to 62,325 Common Shares of the Company with an exercise price of $17.81 per Common Share and 46,744 Common Shares of the Company with an exercise price of $20.65 per Common Share.

Item 1B. Financial Statements.

WEST AFFUM INTERMEDIATE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	January 31, 2025	April 30, 2024

Assets
Current assets
Cash and cash equivalents	$54,352	$8,249
Accounts receivable, net	7,929	1,998
Disposable medical equipment supplies	5,999	3,290
Prepaid expenses and other current assets	1,636	1,370
Total current assets	69,916	14,907

Right-of-use assets	1,956	2,286
Deposits	2,058	1,710
Restricted cash	334	334
Property and equipment, net	31,387	26,105
Other long-term assets	2,344	607
Total assets	$107,995	$45,949

Liabilities, Redeemable Preferred Stock and Stockholder’s Deficit
Current liabilities
Accounts payable	$25,657	$23,892
Accrued liabilities	13,036	9,079
Total current liabilities	38,693	32,971

Operating lease liabilities, net of current portion	2,862	2,633
Other long-term liabilities	76	76
Long-term debt, net	43,749	42,536
Total liabilities	85,380	78,216

Commitments and contingencies (Note 14)

Redeemable preferred stock, $0.01 par value; 5,000,000 shares authorized; 280,510 and 177,110 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	280,510	177,110

Stockholder’s deficit

Common stock, $0.01 par value; 5,000,000 shares authorized; 105,808 shares issued and outstanding	1	1
Additional paid-in capital	194,142	197,057
Accumulated deficit	(468,196)	(406,435)
Total West Affum Intermediate Holdings Corp. stockholder’s deficit	(274,053)	(209,377)
Non-controlling interest	16,158	—
Total stockholder’s deficit	(257,895)	(209,377)
Total liabilities and stockholder’s deficit	$107,995	$45,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST AFFUM INTERMEDIATE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Revenue	$15,090	$8,277	$42,582	$17,760
Costs of revenue	8,543	7,397	26,005	18,795
Gross margin	6,547	880	16,577	(1,035)
Operating expenses:
Research and development costs	3,353	3,735	10,266	11,669
Selling, general and administrative	23,795	17,091	64,477	52,010
Total operating expenses	27,148	20,826	74,743	63,679
Loss from operations	(20,601)	(19,946)	(58,166)	(64,714)
Other expense (income):
Interest expense	1,783	1,651	5,974	4,295
Interest income	(628)	—	(1,543)	—
Other expense (income)	(15)	8	73	2,776
Net loss before provision for income taxes	(21,741)	(21,605)	(62,670)	(71,785)
Provision for income taxes	18	14	33	51
Net loss and comprehensive loss	(21,759)	(21,619)	(62,703)	(71,836)
Net loss attributable to non-controlling interest	(250)	—	(942)	—
Net loss and comprehensive loss attributable to West Affum Intermediate Holdings Corp.	(21,509)	(21,619)	(61,761)	(71,836)
Less: Undeclared preferred stock dividends	3,324	1,812	9,030	4,727
Net loss attributable to common stockholder, basic and diluted	$(24,833)	$(23,431)	$(70,791)	$(76,563)

Net loss per share attributable to common stockholder, basic and diluted	$(1.25)	$(1.18)	$(3.56)	$(3.85)
Weighted-average shares of common stock outstanding, basic and diluted[1]	19,885,382	19,885,382	19,885,382	19,885,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Weighted-average shares of common stock outstanding, basic and diluted, has been adjusted on a retrospective basis. Refer to Note 16 “Net Loss Per Share Attributable to Common Stockholder” for additional disclosure.

WEST AFFUM INTERMEDIATE HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

STOCKHOLDER’S DEFICIT

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Deficit

Balances at April 30, 2023	102,110	$102,110	105,808	$1	$194,736	$(312,315)	$—	$(117,578)
Stock-based compensation expense	—	—	—	—	361	—	—	361
Issuance of redeemable preferred stock	15,000	15,000	—	—	—	—	—	—
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(201)	—	—	(201)
Net loss and comprehensive loss	—	—	—	—	—	(22,032)	—	(22,032)
Balances at July 31, 2023	117,110	$117,110	105,808	$1	$194,896	$(334,347)	$—	$(139,450)
Stock-based compensation expense	—	—	—	—	366	—	—	366
Issuance of redeemable preferred stock	35,000	35,000	—	—	—	—	—	—
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(225)	—	—	(225)
Capital contribution from Parent related to warrant obligation	—	—	—	—	1,632	—	—	1,632
Net loss and comprehensive loss	—	—	—	—	—	(28,185)	—	(28,185)
Balances at October 31, 2023	152,110	$152,110	105,808	$1	$196,669	$(362,532)	$—	$(165,862)
Stock-based compensation expense	—	—	—	—	372	—	—	372
Issuance of redeemable preferred stock	12,500	12,500	—	—	—	—	—	—
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(110)	—	—	(110)
Net loss and comprehensive loss	—	—	—	—	—	(21,619)	—	(21,619)
Balances at January 31, 2024	164,610	$164,610	105,808	$1	$196,931	$(384,151)	$—	$(187,219)

Balances at April 30, 2024	177,110	$177,110	105,808	$1	$197,057	$(406,435)	$—	$(209,377)
Stock-based compensation expense	—	—	—	—	377	—	—	377
Issuance of redeemable preferred stock	103,400	103,400	—	—	—	—	—	—
Issuance of stock to non-controlling interest	—	—	—	—	—	—	17,100	17,100
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(4,248)	—	—	(4,248)
Net loss and comprehensive loss	—	—	—	—	—	(19,884)	(439)	(20,323)
Balances at July 31, 2024	280,510	$280,510	105,808	$1	$193,186	$(426,319)	$16,661	$(216,471)
Stock-based compensation expense	—	—	—	—	1,122	—	—	1,122
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(575)	—	—	(575)
Net loss and comprehensive loss	—	—	—	—	—	(20,368)	(253)	(20,621)
Balances at October 31, 2024	280,510	$280,510	105,808	$1	$193,733	$(446,687)	$16,408	$(236,545)
Stock-based compensation expense	—	—	—	—	459	—	—	459
Deemed dividend for payments to third party on behalf of stockholder	—	—	—	—	(50)	—	—	(50)
Net loss and comprehensive loss	—	—	—	—	—	(21,509)	(250)	(21,759)
Balances at January 31, 2025	280,510	$280,510	105,808	$1	$194,142	$(468,196)	$16,158	$(257,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST AFFUM INTERMEDIATE HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities
Net loss	$(62,703)	$(71,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,132	8,058
Loss on disposal of property and equipment	1,383	845
Interest paid-in-kind	703	871
Amortization of debt discounts and issuance costs	1,031	410
Stock-based compensation expense	1,958	1,099
Non-cash lease expense	330	653
Non-cash loss on debt extinguishment	—	930
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(2,677)	(1,385)
Prepaid expenses and other current assets	(161)	138
Accounts receivable	(5,931)	(1,396)
Accounts payable	3,038	5,719
Accrued liabilities	2,730	(780)
Operating lease liabilities	228	(593)
Other long-term assets	30	(20)
Net cash used in operating activities	(53,909)	(57,287)
Cash flows from investing activities
Purchases of property and equipment	(15,547)	(8,117)
Deposits for medical rental equipment	—	(196)
Refund of deposits for medical rental equipment	—	243
Net cash used in investing activities	(15,547)	(8,070)
Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	103,400	62,500
Deemed dividend for payments to third party on behalf of stockholder	(1,648)	(536)
Proceeds from issuance of stock to non-controlling interest	17,100	—
Proceeds from issuance of long-term debt	—	45,000
Payment of debt issuance costs	—	(2,352)
Payment of equity issuance costs	(3,224)	—
Repayment of long-term debt	—	(39,123)
Payments of deferred offering costs	(69)	—
Net cash provided by financing activities	115,559	65,489
Net increase in cash, cash equivalents and restricted cash	46,103	132
Cash, cash equivalents and restricted cash
Beginning of period	8,583	15,322
End of period	$54,686	$15,454
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$54,352	$15,345
Restricted cash	334	109
Cash, cash equivalents and restricted cash	$54,686	$15,454
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$8,621	$13,334
Capital contribution from Parent to settle warrant obligation	—	1,632
Deferred offering costs incurred but not yet paid	2,220	—
Supplemental disclosure of cash flow information
Income taxes paid	$81	$100
Interest paid	3,629	2,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEST AFFUM INTERMEDIATE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share, per share data and percentages)

1. Nature of Operations and Liquidity

West Affum Intermediate Holdings Corp., a Cayman Islands exempted company (the “Company”), was incorporated on August 6, 2020, in order to carry on the business of West Affum Holdings Corp. (“WAH Corp.”) and its consolidated subsidiaries. West Affum Intermediate Holdings Corp. is wholly owned by West Affum Holdings L.P., a Cayman Islands limited partnership (“West Affum LP” or the “Parent”).

The Company and its consolidated subsidiaries own certain intellectual property related to the development of personal Wearable Cardioverter Defibrillators (“WCD”) approved by the U.S. Food and Drug Administration (“FDA”).

The Company generates revenue through leasing the ASSURE© System, which consists of a Wearable Cardioverter Defibrillator, to patients.

Initial Public Offering

On March 7, 2025, Kestra Medical Technologies, Ltd. completed an initial public offering of 11,882,352 Common Shares at an offering price of $17.00 per share (“IPO”). On March 14, 2025, the underwriters purchased an additional 1,782,352 Common Shares at an offering price of $17.00 per share.

In connection with the IPO, organizational transactions were effected whereby West Affum LP contributed all of its equity interests, including preferred shares, in West Affum Intermediate Holdings Corp. to Kestra Medical Technologies, Ltd. in exchange for 37,683,952 Common Shares, including 32,485 Common Shares of Kestra Medical Technologies, Ltd. that are subject to vesting conditions, to the holders of West Affum LP Class A Common Units (defined below) and Incentive Units (defined below), including a third-party investor in West Affum Holdings Designated Activity Company, a subsidiary of West Affum Intermediate Holdings Corp (collectively, the “Organizational Transactions”). The IPO, together with the Organizational Transactions, represent a business combination between entities under common control under the principles of ASC Topic 805 Business Combinations. All Incentive Units were accelerated at time of the IPO while the Class A Common Units continue to vest subject to the original vesting schedule.

In connection with the IPO, Kestra Medical Technologies, Ltd. also entered into the 2025 Omnibus Incentive Plan to grant eligible individuals stock options in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and Kestra Medical Technologies, Ltd.’s stockholders.

West Affum LP will continue to hold Common Shares of Kestra Medical Technologies, Ltd. for the benefit of holders of common units in West Affum LP, until such time that such Common Shares are distributed by West Affum LP to the remaining partners of West Affum LP, which is expected to occur approximately nine months after March 5, 2025, the pricing date of the IPO (the “Post-IPO Distribution”). The allocation of the number of Common Shares of Kestra Medical Technologies, Ltd. held by West Affum LP among the holders of common units in West Affum LP in the Post-IPO Distribution will be determined in reference to the liquidation value of West Affum LP at the time of such Post-IPO Distribution. Kestra Medical Technologies, Ltd. also issued new warrants exercisable for its Common Shares in consideration of the cancellation of certain warrants issued by West Affum LP.

Following the Organizational Transactions, pre-existing preferred interests in West Affum Intermediate Holdings Corp., as well as non-controlling interests of its subsidiary, were exchanged into Common Shares of Kestra Medical Technologies, Ltd., which became the top parent company of West Affum Intermediate Holdings Corp. and all of its subsidiaries.

Liquidity

As of January 31, 2025, and April 30, 2024, the Company’s principal sources of liquidity consisted of $54,352 and $8,249 of cash and cash equivalents, respectively.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three months ended January 31, 2025, and 2024, the Company incurred net losses of $21,759 and $21,619, respectively. For the nine months ended January 31, 2025, and 2024, the Company incurred net losses of $62,703 and $71,836, respectively. Cash used in operating activities was $53,909 and $57,287 for the nine months ended January 31, 2025, and 2024, respectively. As of January 31, 2025, the Company had an accumulated deficit of $468,196.

On February 25, 2025, the Company entered into the Second Amendment to Credit Agreement and Guaranty, by and among Kestra Medical Technologies, Inc., the Company, the guarantors party thereto, the lenders party thereto and Perceptive Credit Holdings IV, LP, as administrative agent (the “Second Amendment to Credit Agreement”). Pursuant to the Second Amendment to Credit Agreement, the Term Loan 2024 (as defined below) facility was amended to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under its third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026, upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche’s borrowing date.

In March 2025, Kestra Medical Technologies, Ltd., the top parent of the Company following the Organizational Transactions and IPO effected in March 2025, raised $215,789 in proceeds after deducting underwriting discounts and commissions and before deducting estimated offering costs.

Based on the Company’s current operating plan in consideration of cash proceeds from the IPO, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date these financial statements were available to be issued.

However, the Company may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on its growth plans, which may include funding raised through future equity and debt financings. Management cannot predict with certainty that adequate funding will be available on acceptable terms or at all. If the Company cannot obtain sufficient funds on acceptable terms when needed, the Company may experience a material and adverse effect on its business, financial condition, results of operations and prospects.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's reporting currency is the U.S. dollar.

The unaudited interim condensed consolidated balance sheet as of April 30, 2024, included herein, was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s financial statements as of and for the years ended April 30, 2024 and 2023. The results for the interim periods are not necessarily indicative of results for the full year.

In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited interim condensed consolidated financial statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Estimates are required as part of determining the collectability of lease payments for revenue recognition, estimated lives of property and equipment, losses for unreturned property and equipment, stock-based compensation expense and valuation allowance for deferred tax assets.

The Company bases its estimates on historical experience and other market-specific or relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable and net revenues are based on contractually agreed-upon rates for leases for the ASSURE© System, reduced by estimated adjustments, including contractual adjustments. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. The complexity of third-party billing arrangements and laws and regulations governing Medicare may result in adjustments to amounts originally recorded.

The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. These estimates are determined utilizing historical realization data under a portfolio approach which is then assessed by management to evaluate whether adjustments should be made based on accounts receivable aging trends, other operating trends, and relevant business conditions such as governmental and managed care payor claims processing procedures.

The Company records a reserve for estimated probable losses as part of net revenue adjustments in order to report revenue at an expected collectable amount based on the total portfolio of receivables for which collectability has been deemed probable. The accounts receivable are presented on the unaudited interim condensed consolidated balance sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts were $2,382 and $500 as of January 31, 2025 and April 30, 2024, respectively.

Property and Equipment

Property and equipment consist of medical rental equipment, test equipment, computer software and equipment, and leasehold improvements. Medical rental equipment used in the delivery of the ASSURE® WCD system consists of therapy cables, batteries, battery chargers, assistants and WCD monitors, all of which have different useful lives. Upon completion of use by a patient, medical rental equipment is returned to the Company’s third-party manufacturing and supply partner and inspected, tested and recertified for use by another patient. When not in use by patients, medical rental equipment resides with the Company's third-party manufacturing and supply partner, at third-party warehouses or with the Company’s territory managers. Physical counts of components are conducted at least annually at the third-party manufacturing and supply partner locations and at least quarterly at other locations.

Property and equipment are stated at cost less accumulated depreciation. Depreciation of medical rental equipment commences at the date when it becomes available for service, which represents the date that the asset is ready for intended use by the patients and continues through the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs, including planned major maintenance activities, are expensed as incurred.

Property and equipment are depreciated using the straight-line method based on the following estimated useful lives:

	January 31, 2025	April 30, 2024
Asset Classification	Estimated Useful Lives	Estimated Useful Lives
Computer software and equipment	3 years	3 years
Test equipment	5 years	5 years
Leasehold improvements	Lesser of useful life or lease-term	Lesser of useful life or lease-term
Medical rental equipment	2 - 8 years	1.5 - 7 years

During the nine months ended January 31, 2025, the estimated useful life of the medical rental equipment asset class was changed prospectively from 1.5 - 7 years to 2 - 8 years. This change was the result of an FDA approval allowing therapy cables to be repaired up to three times which increased the estimated useful life of this component from two years to eight years. The impact was a reduction of depreciation expense, which is included within costs of revenue, by $1,208 in the nine months ended January 31, 2025, compared to if the useful life of therapy cables had remained at two years. This change in estimated useful life reduced net loss and comprehensive loss by the same amount.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the unaudited interim condensed consolidated statements of operations and comprehensive loss for the period.

Deposits

Deposits represent advance payments to contracted suppliers for medical rental equipment. These payments are classified as long-term assets in the unaudited interim condensed consolidated balance sheets.

Revenue

The Company generates revenue from the leases of ASSURE© System, which consists of a Wearable Cardioverter Defibrillator combined with a proprietary digital healthcare platform, to at-risk patients for a fixed amount on a month-to-month basis. The lease payments generally consist of the contracted amounts based on reimbursement arrangements with third-party payors including Medicare, Medicaid and private commercial payors, and/or certain patient co-payments. The patient has the right to cancel the lease at any time during the rental period.

The equipment leases are classified as operating leases at lease commencement, and the Company recognizes the revenue associated with ASSURE© rentals in accordance with Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). The Company elected the practical expedient provided under ASC Topic 842 to combine the lease of ASSURE© System with the non-lease components, which includes the digital healthcare platform. The ASSURE© System is expected to be the predominant component and, as a result, the Company accounts for the combined revenue components under ASC Topic 842. Revenue is recognized on a straight-line basis over the contractual non-cancellable lease term, which is one month, when collectability of the lease payments is deemed to be probable. If collectability of the lease payments is not deemed to be probable, the lease income is limited to the lesser of the income that would have been recognized if collectability was probable or the lease payments collected. Collectability of all lease payments, which includes amounts reimbursed by third-party payors and/or amounts covered by the patient, is assessed for each contract upon lease commencement and is subject to subsequent reassessment throughout the lease term, as necessary.

Due to the nature of the industry and the reimbursement environment in which we operate, we periodically evaluate the need to record a general reserve under ASC 450, Contingencies, for a portfolio of operating lease receivables that are probable of collection. Inherent in the reserve estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are expected to be identified and recorded at the point of cash application or claim denial.

Deferred Offering Costs

Deferred offering costs primarily consist of legal, accounting and other fees related to the IPO are capitalized and included in other long-term assets in the unaudited interim condensed consolidated balance sheets and will be offset against the IPO proceeds. There were $2,289 and $0 of deferred offering costs capitalized as of January 31, 2025 and April 30, 2024, respectively.

Payments on Behalf of Stockholder

During the three months ended January 31, 2025, and 2024, the Company paid administrative costs to a third party on behalf of its stockholder, Parent, of $50 and $110, respectively. During the nine months ended January 31, 2025, and 2024, the Company paid administrative costs to a third party on behalf of its stockholder, Parent, of $4,873 and $536, respectively. The payments to a third party on behalf of the Company's stockholder were recorded as a deemed dividend in the unaudited interim condensed consolidated statements of changes in redeemable preferred stock and stockholder’s deficit.

Non-controlling interests

The Company reports a non-controlling interest of a consolidated subsidiary within equity in the unaudited interim condensed consolidated balance sheet and the amount of consolidated net loss attributable to the Parent and to the non-controlling interest is presented in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The amount attributed is calculated based on ownership in the consolidated subsidiary. Changes in ownership interests in the subsidiary in which the Company maintains a controlling interest are recorded in equity.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity’s overall performance and assists in assessing potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is still evaluating the impact that this ASU will have on their financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid information. The guidance is effective for private business entities for annual reporting periods beginning after December 15, 2025. The Company does not anticipate a material impact to the required financial statement disclosure as a result of this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted and can be applied either prospectively or retrospectively. The Company is still evaluating the impact that this ASU will have on their financial statement disclosures.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the unaudited interim condensed consolidated financial statements as a result of future adoption. No new accounting pronouncements were adopted during the nine months ended January 31, 2025.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	January 31, 2025	April 30, 2024
Prepaid software fees	$1,200	$951
Other	436	419
Prepaid expenses and other current assets	$1,636	$1,370

4. Property and Equipment

Property and equipment consisted of the following at:

	January 31, 2025	April 30, 2024
Medical rental equipment	$47,866	$38,097
Computer software and equipment	1,446	1,439
Test equipment	3,636	3,224
Leasehold improvements	919	891
Total property and equipment	$53,867	$43,651
Less: accumulated depreciation	(22,480)	(17,546)
Property and equipment, net	$31,387	$26,105

The Company recorded $1,888 and $3,363 of depreciation expense for the three months ended January 31, 2025, and 2024, respectively. The Company recorded $6,132 and $8,058 of depreciation expense for the nine months ended January 31, 2025, and 2024, respectively.

5. Leases

In June 2021, the Company amended its office lease that began on May 1, 2020 to expand the leased space, commencing on September 1, 2021. The amendment is subject to all terms and conditions of the original office lease agreement and expires in April 2024. In October 2023, the Company amended the existing arrangements into an extended office lease set to expire in April 2029. The Company has the option to renew for 3 or 5 years upon expiration of the extended term.

The October 2023 amendment provided rent abatement from November 1, 2023 through April 30, 2024. The same amendment further provided a tenant improvement allowance of $943 to be used as rent abatement or tenant improvement reimbursement by June 2026, and $786 specific for tenant improvements. In August of 2024, the Company amended its office lease to allow for two additional months of rent abatement and also allowed the specific tenant improvement reimbursement to be used for rent abatement or tenant improvements.

Operating lease expense was as follows for the periods below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Operating lease expense	$192	$201	$559	$790
Variable lease expense	155	146	461	464
Total operating lease expense	$347	$347	$1,020	$1,254

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $173 and $144 for the three months ended January 31, 2025, and 2024, respectively. Cash paid for operating leases was $506 and $1,121 for the nine months ended January 31, 2025, and 2024, respectively.

The weighted average remaining lease term for the Company’s operating leases was 51 months as of January 31, 2025, and 60 months as of April 30, 2024. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 15.2% as of January 31, 2025 and April 30, 2024.

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	January 31, 2025	April 30, 2024
Bonuses and commissions	$4,673	$4,291
Other expenses	3,447	1,191
Professional services	2,058	1,460
Paid time off	2,049	1,903
Payroll and payroll taxes	349	234
Deferred revenue	460	—
Accrued liabilities	$13,036	$9,079

7. Long-Term Debt

On September 24, 2020, WAH Corp. and Kestra Medical Technologies, Inc. entered into the Loan and Security Agreement (the “Loan Agreement”) with a lender, which provided for a Senior Secured Delayed-Draw Term Loan in an aggregate principal amount of up to $50.0 million (as amended, the “Term Loan”). Borrowings under the original Term Loan are made available in up to three tranches, which are subject to the Company achieving certain funding, regulatory or revenue milestones as defined in the Loan Agreement. The term loan includes certain six month trailing revenue targets beginning in July of 2022, which, if breached, will increase the interest rate on the Term Loan by 1.0% and require the then outstanding balance to accelerate to be repaid over a 24-month period.

On December 28, 2020, the Company drew the first tranche of the Term Loan pursuant to the terms of the Loan Agreement in the amount of $20.0 million. The Company incurred a 1.0% facility fee of the total available loan amount of $50.0 million upon the drawing of the first tranche and legal fees of $832 for both the Company and the lender. The Company recognized a portion of the facility fee and legal fees as a discount to the long-term debt liability and a portion in other long-term assets, relative to the tranche draws, both of which are amortized as interest expense over the term of the loan on a straight-line basis.

In conjunction with the draw on the first tranche, the Parent issued a warrant to the lender to purchase up to 49,044 shares of the Parent’s common units at an exercise price of $22.63 per share. The fair value of the warrant is $320 and is recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense.

On January 21, 2022, the Company drew the second tranche of the Term Loan pursuant to the terms of the Loan Agreement in the amount of $15.0 million. Relative to the second tranche draw, the Company reclassified a portion of the facility fee and legal fees from other long-term assets to the long-term debt liability as a debt discount, with both facility and legal fees being amortized as interest expense over the term of the loan on a straight-line basis.

In conjunction with the draw of the second tranche, the Parent issued a warrant to the lender to purchase up to 36,783 shares of the Parent’s common units at an exercise price of $26.24 per share. The fair value of the warrant is $375 and is recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense.

The Term Loan originally bore interest on outstanding balances of 14.5% per annum, all of which could be paid-in-kind, accrued and added to the principal balance and compounded quarterly until the earlier of the repayment or maturity date of the Term Loan. Following achievement of Premarket Approval from the FDA of the Company’s ASSURE® WCD system, the Term Loan would bear interest of 12.5% per annum, up to 6.5% of which can be paid-in-kind, accrued and added to the principal and compounded quarterly until the earlier of either the repayment or maturity date of the Term Loan. On July 27, 2021, the Company received FDA Premarket Approval for the ASSURE®WCD system and submitted evidence of the FDA Premarket Approval to the lender of the Term Loan. As such, the Term Loan began to bear interest on outstanding balances of 12.5% per annum, up to 6.5% of which could be paid-in-kind, accrued and added to the principal and compounded quarterly until the earlier of either the repayment or maturity date of the Term Loan. On April 11, 2022, the Company and the lender entered into a First Amendment to Loan and Security Agreement (the “Amendment”), pursuant to which the parties agreed to amend the existing Loan Agreement to (i) provide for additional funding under additional tranche Loan (“Tranche D Draw”) in the amount of $10.0 million, (ii) increase the aggregated principal amount by $10.0 million, to a total of $60.0 million, (iii) increase the portion of paid-in-kind interest to 100% of a stated interest rate at 12.5% for the period starting February 1, 2022 through April 30, 2023 and thereafter at a rate of 6.5% in accordance with the terms of the loan agreement, and (iv) modify the certain revenue targets and defer the first measurement date to October of 2022. The Amendment included the ability to draw on the third tranche of the debt until March 24, 2023, provided the Company could achieve $9.0 million in three-month trailing revenue. Further, the Tranche D Draw for $10.0 million is available until July 24, 2023, upon achievement of a six-month trailing revenue of $25.0 million. The original loan maturity date of September 24, 2025, under the loan modification remained unchanged. The Company evaluated the Amendment to the Term Loan under accounting guidance ASC 470, Debt, and determined that the amendment should be treated as a debt modification, as such no gain or loss was recognized in the year ended April 30, 2022.

As of October 31, 2022, the Company did not meet the required revenue target for the preceding six-months trailing revenue. As a result, the Company began to make principal payments over a 24-month period, payable at the beginning of the following quarter and the interest rate increased by 1% to 13.5%. The Company made its first principal payment of $5,333 on February 1, 2023. The Company did not meet its revenue target for the preceding six months as of January 31, 2023, and principal payments continued. The Company made a second principal payment on May 1, 2023, for $5,511. The Company did not meet its revenue target for the preceding six months as of April 30, 2023, and the next principal payment was due on August 1, 2023.

On July 28, 2023, the Company entered into an agreement with the holder of the Term Loan, to defer a principal payment that was due on August 1, 2023, to extend the payment date to September 1, 2023. On August 31, 2023, the Company entered into an agreement to defer the principal payment that was due on August 1, 2023, to October 31, 2023. The agreement also changed the loan prepayment fee of 6% through from September 24, 2022, to September 24, 2023, to a loan prepayment fee of 5% from September 24, 2022, through December 31, 2023, and for the prepayment fee to be changed to 3% beyond December 31, 2023. On September 29, 2023, the Company terminated the Term Loan by paying off the loan balance of $34,209, accrued interest of $757, a prepayment fee of $1,710 and a loss on extinguishment of debt of $1,006, including the non-cash portion of $930. Loss on extinguishment of debt is part of “Other expense (income)” on the unaudited interim condensed consolidated statements of operations and comprehensive loss.

On September 29, 2023, the Company entered into a Credit Agreement with a separate lender which provided a Senior Secured Delayed Draw Term Loan Facility (as amended, the “Term Loan 2024”) in an aggregate principal amount of up to $60.0 million which matures on September 29, 2028. Borrowings are made available in up to three tranches, the first of which is available upon closing of the agreement, which included committed equity funding of at least $75 million, and two follow on tranches of $7.5 million which become available before November 1, 2024, and February 1, 2025, and are dependent on upon achievement of revenue milestones of trailing twelve month revenues of $50.0 million and $70.0 million, respectively. The Term Loan 2024 bears interest equal to the sum of Term Secured Overnight Financing Rate plus 7.25% for each interest period which is measured monthly and is payable on the last day of each fiscal quarter. Through March 31, 2025, the Company has the ability to pay-in-kind up to 2% of the payable interest. The Term Loan 2024 requires a minimum level of cash of $3.0 million and certain revenue thresholds based upon trailing twelve month revenue results. The revenue covenant began to be measured on April 30, 2024. As of January 31, 2025, the Company was in compliance with both financial covenants.

On September 29, 2023, the Company drew the initial $45.0 million. In connection with the first draw, the Company incurred a 1% facility fee of the total available loan amount of $60.0 million upon the draw of the first tranche of $600 and legal fees of $1,753 for both the Company and the lender. The Company recognized the facility fee and legal fees as a discount of $1,765 to the Term Loan 2024 for the initial draw on the loan, and $588 as an Other long-term asset, for the remainder available to draw. Each of these will be amortized as interest expense over the term of the loan on a straight-line basis.

As of October 31, 2024, the Company determined that the revenue milestones related to the second tranche was not met and the third tranche were not probable of being achieved. As a result, the Company expensed the asset related to debt issuance costs and facility fees in the amount of $462.

In conjunction with the draw of the first tranche, the Parent issued a warrant to the lender to purchase up to 256,410 shares of the Parent’s common units at an exercise price of $17.55 per share. The fair value of the warrant was $1,632 and was recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense.

The Company’s long-term debt consisted of the following at:

	January 31, 2025	April 30, 2024
Term loans	$45,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	1,243	540
Less: unamortized debt issuance costs and debt discount	(2,494)	(3,004)
Total long-term debt	$43,749	$42,536
Less: Current portion of long-term debt	—	—
Total long-term debt, net of current portion	$43,749	$42,536

The Company recognized the expenses related to the Term Loan 2024 as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cash interest expense	$1,178	$1,223	$3,629	$1,659
Amortization of the facility fee and legal fees	88	116	785	153
Amortization of the debt discount recognized in connection with the warrant	82	231	549	314
Interest expense paid-in-kind and applied to the Term Loan 2024 balance	236	82	400	109
Total expense recognized related to the Term Loan 2024	$1,584	$1,652	$5,363	$2,235

The Company recognized the expenses related to the Term Loan as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cash interest expense	$—	$—	$—	$771
Amortization of the facility fee and legal fees	—	—	—	93
Amortization of the debt discount recognized in connection with the warrant	—	—	—	56
Interest expense paid-in-kind prior to the extinguishment of the Term Loan	—	—	—	1,141
Total expense recognized related to the Term Loan	$—	$—	$—	$2,061

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 and April 30, 2024.

	Level 1	Level 2	Level 3
January 31, 2025
Assets
Cash and cash equivalents	$54,352	$—	$—
Restricted cash	334	—	—
Total assets	$54,686	$—	$—

April 30, 2024
Assets
Cash and cash equivalents	$8,249	$—	$—
Restricted cash	334	—	—
Total assets	$8,583	$—	$—

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash and cash equivalents within the fair value hierarchy.

As of January 31, 2025 and April 30, 2024, the fair value of the long-term debt, net of discounts, approximated $46,420 and $43,870, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

Term Loan was transferred out from the Level 2 fair value hierarchy during the nine months ended January 31, 2024. In the same period, Term Loan 2024 was transferred into the Level 2 fair value hierarchy. Other than those items, there were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the nine months ended January 31, 2025, and 2024.

9. Stockholder’s Deficit

The Company had 5,000,000 shares of common stock authorized and 105,808 shares issued and outstanding with a par value of $0.01 as of January 31, 2025 and April 30, 2024. Each share of common stock is entitled to one vote. Contributions are recorded to additional paid-in capital.

10. Redeemable Preferred Stock

In May 2022, the Company amended and restated the Memorandum and Articles of Association of the Company, according to which the Company’s existing share capital of 5,000,000 shares can upon the discretion of the Company be issued in the form of either common and/or preferred stock with a par value of $0.01 each. Preferred stock issued is considered non-voting and are subject to preferred dividend accrued daily with a set payment “yield” capped at 4.7%. The preferred dividend is declared upon the discretion of the directors of the Company on the interim basis and paid out on the annual basis upon discretion of the Company, provided there are funds lawfully available for distribution. No dividends were declared as of the three and nine months ended January 31, 2025, and 2024. The cumulative unpaid dividends were $3,324 and $1,812 for the three months ended January 31, 2025, and 2024, respectively. The cumulative unpaid dividends were $9,030 and $4,727 for the nine months ended January 31, 2025, and 2024, respectively. In the event of liquidation, dissolution or winding up, assets will be applied first, to pay preferred stock dividends and second to pay issue price of preferred stock. Preferred stock may be exchanged to common shares at the option of the directors upon a successful public offering based on the criteria outlined by the directors of the Company.

For the three months ended January 31, 2025, and 2024, the Company issued a total of 0 and 12,500 preferred shares, respectively, of the Parent for proceeds of $0 and $12,500, respectively. For the nine months ended January 31, 2025, and 2024, the Company issued a total of 103,400 and 62,500 preferred shares, respectively, to the Parent for proceeds of $103,400 and $62,500, respectively.

The preferred stock is presented within mezzanine equity as it is redeemable for cash or other assets and is redeemable upon the occurrence of an event that is not solely within the control of the Company (specifically, an initial public offering that is at the directors’ request).

11. Non-Controlling Interest

In July 2024, West Affum Holdings Designated Activity Company (the “DAC”), a subsidiary of the Company, received a $17,100 investment from a third party (the “Investor”) in exchange for shares. The DAC sold the Investor 171 Class A Redeemable Ordinary Shares of the DAC at a price per share equal to $100,000 for an aggregate cash purchase price of $17,100. The Company allocates net income (loss) of the consolidated subsidiary to the Investor based on their proportional ownership. Concurrently with the execution and delivery of the agreement governing the Investor's investment into DAC, the Company entered into an agreement with the Investor and the Parent wherein, at the discretion of the Investor, the DAC’s Class A redeemable ordinary shares (“Class A Redeemable Ordinary Shares”) held by the Investor can be exchanged into common shares of the Company, and subsequently exchanged into class A common units of the Parent (“Class A Common Units”). The exchange ratio is calculated based on the DAC price per share of $100,000 and the Class A Common Unit price of $14.67 as of July 2024 which allows the Investor to exchange 171 DAC Class A Redeemable Ordinary Shares into 1,165,644.17 Class A Common Units of the Parent.

There are no freestanding features requiring recognition or embedded features requiring bifurcation and there is no redemption feature that is not solely within the Company’s control. The agreement does not allow for a redemption for cash or other assets at a fixed or determinable price on a fixed or determinable date outside the Company’s control at the option of the Investor. Any redemption is at the discretion of the DAC. Therefore, the non-controlling interest is classified within permanent equity as it does not meet the liability or mezzanine-classification criteria.

12. Equity Incentive Plan

Certain employees and contractors of the Company have been granted equity incentive units (“Incentive Units”) of the Parent. The Parent has the ability to issue any number of additional Incentive Units at its discretion. The Incentive Units allow the holder to participate in the equity of the Parent subject to participation thresholds as defined by the Parent. Upon termination, the Company has the right but not the obligation to repurchase vested Incentive Units at fair market value within seven months following termination.

The Parent has issued Incentive Units to certain employees of the Company, which vest based on continued service on a straight-line basis over the applicable service periods. Any unvested Incentive Units are automatically forfeited upon a separation. Incentive Units do not expire and have no exercise price. Compensation cost of Incentive Units is estimated on the date of grant.

As of January 31, 2025 and April 30, 2024, total Incentive Units vested were 1,876,499 and 1,262,180, respectively. The total number of Incentive Units authorized is determined at the Parent’s discretion and is not limited.

The following table summarizes Incentive Units activity:

Incentive Units
Outstanding at April 30, 2023	2,087,651
Granted	52,700
Forfeited / repurchased	(33,600)
Outstanding at July 31, 2023	2,106,751
Granted	57,300
Forfeited / repurchased	(18,200)
Outstanding at October 31, 2023	2,145,851
Granted	16,200
Forfeited / repurchased	(43,508)
Outstanding at January 31, 2024	2,118,543

Outstanding at April 30, 2024	2,130,143
Granted	206,051
Forfeited / repurchased	(43,269)
Outstanding at July 31, 2024	2,292,925
Granted	915,548
Forfeited / repurchased	(98,050)
Outstanding at October 31, 2024	3,110,423
Granted	71,400
Forfeited / repurchased	(51,086)
Outstanding at January 31, 2025	3,130,737

The Company recorded stock-based compensation in the following expense categories of its unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Research and development	$37	$43	$125	$130
Selling, general and administrative	422	329	1,833	969
Total stock-based compensation expense	$459	$372	$1,958	$1,099

As of January 31, 2025 and April 30, 2024, total unvested Incentive Units were 1,254,238 and 867,963, respectively.

As of January 31, 2025, unrecognized compensation cost for outstanding Incentive Units was $2,927, with the weighted-average period over which this cost is expected to be recognized at 2.49 years. As of April 30, 2024, unrecognized compensation cost for outstanding Incentive Units was $3,389, with the weighted-average period over which this cost is expected to be recognized at 3.18 years.

In determining the compensation cost of the Incentive Units, the fair value for each Incentive Unit has been estimated at the date of grant using the Black-Scholes or probability-weighted expected return method (“PWERM”) models.

The Company’s PWERM approach estimated its enterprise value. This method considered various exit scenarios including an initial public offering, or staying private, and assigned a probability weight to each scenario. Using the PWERM, the enterprise value under each potential exit scenario and the timing of each scenario were weighted based on the estimated probability of occurrence for such scenario. The Company’s equity values under the initial public offering scenarios were each estimated using the market approach based on the valuation of comparable public companies.

There is no intrinsic value or exercise price associated with these Incentive Units as they are participation units rather than options. The weighted average significant assumptions used in these calculations were summarized as follows:

	January 31, 2025	April 30, 2024
Expected volatility	60.0%	90.0%
Expected time to liquidity	0.3 years	1.5 years
Risk free rate	4.88%	4.04%
Dividend yield	0.0%	0.0%
Estimated fair value	$2.65	$5.27

The weighted average grant date fair value of Incentive Units outstanding as of January 31, 2025 and April 30, 2024 were $4.38 and $5.65, respectively.

Certain directors and advisors of the Company have also been granted 17,149 shares of restricted common shares and 25,562 shares of restricted class A common units of the Parent (“RSA”) between September 1, 2022 and November 3, 2024, with a vesting period of 3 years. As of January 31, 2025, 8,575 and 8,575 restricted common units and 3,408 and 32,379 of restricted class A common units were vested and unvested, respectively. As of April 30, 2024, 2,858 and 14,291 restricted common units were vested and unvested, respectively. All restricted class A common units were granted after April 30, 2024. Share-based compensation expense associated with restricted common units and restricted class A common units has historically been immaterial and recorded within selling, general and administrative expense.

13. Income Taxes

The following table presents details of the provision for income taxes and effective tax rates:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Provision for income taxes	$18	$14	$33	$51
Effective tax rate	0.04%	0.06%	0.04%	0.06%

The Company is subject to U.S. federal income tax as well as income tax in various states. Additionally, the Company consists of a Cayman Islands parent company with subsidiaries in the U.S. and Ireland. Under the current laws of the Cayman Islands, the Company is not subject to tax on its income. The Company accounts for the provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.

The Company’s effective tax rate varies from the statutory Irish tax rate due to the effect of state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of January 31, 2025 and April 30, 2024, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

14. Commitments and Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when information available prior to issuance of the unaudited interim condensed consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the unaudited interim condensed consolidated financial statements, and the amount or range of loss can be reasonably estimated. Legal costs are expensed as incurred. Gain contingencies are not recognized until they’re realized or realizable.

The Company enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts as of January 31, 2025 and April 30, 2024. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

15. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the three months ended January 31, 2025, and 2024, matching and discretionary contributions by the Company totaled $444 and $290, respectively. For the nine months ended January 31, 2025, and 2024, matching and discretionary contributions by the Company totaled $1,210 and $971, respectively.

16. Net Loss Per Share Attributable to Common Stockholder

Basic net loss per share attributable to the common stockholder is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of employee stock-based awards. Diluted net loss per share attributable to the common stockholder is computed giving effect to all potentially dilutive shares of common stock, including common stock issuable upon vesting of stock-based payment awards. For the nine months ended January 31, 2025, and 2024, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

Potentially anti-dilutive shares excluded from the calculation of diluted net loss per share for the periods ended January 31, 2025 and April 30, 2024 include 280,510 and 177,110 shares of redeemable preferred stock, respectively. Based on the conversion terms of the redeemable preferred stock and circumstances existing as of January 31, 2025 and April 30, 2024, the Company is unable to quantify the quantity of shares of common shares the redeemable preferred stock is exchangeable into.

The Organizational Transactions represent a business combination between entities under common control under the principles of ASC Topic 805, Business Combinations. In connection with the Organizational Transactions, Parent contributed its 105,808 shares of common stock in the Company for 19,885,382 Common Shares of Kestra Medical Technologies, Ltd. (“Exchange”). Under the principles of ASC 260, Earnings Per Share, the Exchange was applied retrospectively for purposes of calculating basic and diluted net loss per share. The total number of outstanding shares disclosed on the face of the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in redeemable preferred stock and stockholder’s deficit represents the number of shares legally outstanding as of the latest unaudited condensed balance sheet date. This differs from the number of outstanding shares disclosed for basic and diluted net loss per share, which has been retrospectively adjusted to reflect the Exchange.

Other transactions that closed contemporaneously with the Organizational Transactions, including conversions of preferred stock, non-controlling interests, and equity awards were not given retrospective treatment as they changed the relative subordination characteristics of the securities owned by the respective holders after the effective date of the Organizational Transactions. Similarly, the shares issued upon the IPO and exercise of the underwriters’ overallotment option were not given retrospective treatment.

Due to the Company’s net losses, all potential common shares of the Company prior to the Exchange continued to be anti-dilutive following the Exchange. Additionally, Kestra Medical Technologies, Ltd. has no assets, liabilities, or operations and did not have any material equity transactions during the periods presented in these unaudited condensed financial statements. Therefore, the impact of the retrospective application of the Exchange for purposes of calculating basic and diluted net loss per share was limited to reflecting the shares of Kestra Medical Technologies, Ltd. issued in connection with the Exchange as the weighted average number of shares of common stock outstanding for basic and diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share attributable to the common stockholder:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to West Affum Intermediate Holdings	$(21,509)	$(21,619)	$(61,761)	$(71,836)
Undeclared preferred dividends	(3,324)	(1,812)	(9,030)	(4,727)
Net loss attributable to common stockholder	$(24,833)	$(23,431)	$(70,791)	$(76,563)
Denominator:
Weighted average shares of common stock outstanding
– basic and diluted	19,885,382	19,885,382	19,885,382	19,885,382
Net loss per share attributable to common stockholder
– basic and diluted	$(1.25)	$(1.18)	$(3.56)	$(3.85)

The Company has Incentive Units issued and outstanding under an equity incentive plan that may be settled in common units of the Parent. The Parent also issued warrants in connection with the draws of the first and second tranches under the Term Loan and the first tranche under the Term Loan 2024 that may be settled in common units of the Parent. The Incentive Units and warrants are not considered participating securities as they do not participate in undistributed earnings of the Company and therefore, would not be included in the calculation of both the basic and diluted loss per share.

The non-controlling interest is in the form of Class A redeemable ordinary shares and can be exchanged into common shares of the Company and subsequently exchanged into Class A common units of the Parent. There is no redemption feature that is not solely within the Company’s control, thus, the non-controlling interest is not entitled to receive dividends from the Company. The non-controlling interest is not considered to be participating securities and is not included in the calculation of basic or diluted loss per share.

The restricted common units and restricted Class A common units granted to certain directors represent equity interests in the Parent. Each of these classes of units are not considered to be participating securities and are not included in the calculation of basic or diluted loss per share.

17. Subsequent Events

The Company has evaluated subsequent events through the date the unaudited interim condensed consolidated financial statements were available to be issued on April 17, 2025.

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026 upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche borrowing date.

On March 7, 2025, Kestra Medical Technologies, Ltd. completed an initial public offering in which it issued and sold 11,882,352 Common Shares at an offering price of $17.00 per share for total net proceeds of $187.6 million after deducting underwriting discounts and commissions of $14.4 million. On March 14, 2025, the underwriters exercised the option to purchase 1,782,352 additional Common Shares at an offering price of $17.00 per share, resulting in additional net proceeds of $28.2 million after deducting underwriting discounts and commissions of $2.1 million. In connection with the IPO, the Company’s outstanding redeemable preferred stock and common stock were exchanged into Common Shares of Kestra Medical Technologies, Ltd. Also in connection with the IPO, Class A Redeemable Ordinary Shares of the DAC were exchanged into common units of the Parent, and the Parent will hold Common Shares of Kestra Medical Technologies, Ltd. for the benefit of the holders of common units in the Parent. Following the IPO, Kestra Medical Technologies, Ltd. controls and operates all business and affairs and consolidates the financial results of the Company and its subsidiaries.

In connection with the IPO, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with a new warrant to purchase up to 325,847 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $11.54. Perceptive Credit Holdings IV, LP is the administrative agent and a lender under the Term Loan 2024, which was amended in February 2025 to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under its third tranche of Term Loan 2024 to allow for the ability to draw an additional $15.0 million through July 31, 2026, upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche’s borrowing date. Upon the funding of additional amounts under the third tranche of Term Loan 2024, Kestra Medical Technologies, Ltd. will issue additional warrants to Perceptive Credit Holdings IV, LP equal to 10% of the amount funded. Additionally, in connection with the IPO, warrants issued to Kennedy Lewis Capital Partners Master Fund II LP on December 28, 2020 and March 7, 2022 were cancelled and replaced with new warrants to purchase up to 62,325 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $17.81 per Common Share and 46,744 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $20.65 per Common Share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years ended April 30, 2024 and 2023 included in our IPO Prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the IPO Prospectus.

Overview

We are a commercial-stage, wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease using monitoring and therapeutic intervention technologies that are intuitive, intelligent, and connected. We have developed and are commercializing our Cardiac Recovery System platform, a comprehensive and advanced system that integrates monitoring, therapeutic treatment, digital health, and patient support services into a single, unified solution. The cornerstone of our Cardiac Recovery System platform is the ASSURE WCD, a next generation WCD used to protect patients at an elevated risk of SCA. The ASSURE WCD automatically monitors elevated risk patients and, if needed, delivers a defibrillation shock to return the patient’s heart to normal rhythm. We believe the ASSURE WCD offers significant clinical and functional advantages, including greater patient compliance as a result of a major reduction in false alarms, enhanced comfort and improved wearability. In addition to the ASSURE WCD, our Cardiac Recovery System platform includes a comprehensive suite of fully integrated digital solutions and services that enable enhanced patient and provider engagement and oversight, with the objective of improving patient outcomes. We believe our Cardiac Recovery System platform has the potential to disrupt the large existing market and grow the underpenetrated addressable market.

We have been issued a Medicare Provider Number by the CMS, which enables us to bill Medicare for reimbursement for our ASSURE WCD as an accredited supplier to the extent the claim meets Medicare medical necessity and coverage requirements. We derive nearly all our revenue from the direct billing of various third-party payors, including Medicare, Medicaid, private payors and other healthcare-related organizations, for the lease of our ASSURE WCD to patients. We also bill patients for co-insurance payments and deductibles. As WCD therapy has existed for over 20 years in the United States, reimbursement codes are well-established, and WCDs are covered by Medicare, Medicaid and many private payors.

We outsource the manufacturing of our ASSURE WCD and all of its components to third-party suppliers, including contract manufacturers that manufacture garments, chargers, monitors, batteries, cables and various accessories for our ASSURE WCD. We believe that our contract manufacturing partners are recognized in their field for their competency to manufacture the respective components of our ASSURE WCD and have established quality systems that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our expansion requirements and can scale up their capacity to meet anticipated demand for our products for the foreseeable future.

Since our inception, we have devoted substantially all of our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities.

Our fiscal year ends on April 30 of each year. We incurred net losses of $21.8 million and $21.6 million for the three months ended January 31, 2025 and 2024, respectively. We incurred net losses of $62.7 million and $71.8 million for the nine months ended January 31, 2025 and 2024, respectively. We generated revenue of $15.1 million and gross margin of $6.5 million for the three months ended January 31, 2025, compared to revenue of $8.3 million and gross margin of $0.9 million for the three months ended January 31, 2024. We generated revenue of $42.6 million and gross margin of $16.6 million for the nine months ended January 31, 2025, compared to revenue of $17.8 million and gross margin of $(1.0) million for the nine months ended January 31, 2024. As of January 31, 2025, we had cash and cash equivalents balances of $54.4 million, and an accumulated deficit of $468.2 million.

From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions (as defined in Note 1, “Nature of Operations and Liquidity,” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q), in the form of common stock and redeemable preferred stock, and borrowings under our Term Loan 2024 (as defined below), as well as borrowings under our Term Loan (as defined below) prior to its repayment in September of 2023. For more information, see “—Liquidity and Capital Resources—Sources of Liquidity” and Note 10, “Redeemable Preferred Stock,” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Pursuant to the Organizational Transactions and the IPO, Kestra Medical Technologies, Ltd. issued and sold an aggregate of 13,664,704 Common Shares at an offering price of $17.00 per share for net proceeds of $215.8 million, after deducting underwriting discounts and commissions, which includes the net proceeds from the underwriters’ exercise in full of the over-allotment option. The Organizational Transactions and IPO were initially completed on March 7, 2025 and the underwriters’ over-allotment option was completed on March 14, 2025.

We have invested heavily in developing and commercializing our Cardiac Recovery System platform. We have also made significant investments in clinical studies to demonstrate the safety and effectiveness of our ASSURE WCD and to support applications for regulatory approvals. We have made and will continue to make significant investments to build our sales and marketing organization, and we intend to continue to increase the size of our commercial team to market our product in the United States. Based on our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and cash generated from revenue transactions with patients will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Adequate funding may not be available to us on acceptable terms or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Key Factors Affecting Our Results of Operations and Performance

Factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations include:

•
Commercial Organization. We have made and continue to make significant investments in recruiting, training and retaining our direct sales force and supporting commercial infrastructure. Successfully recruiting and training additional commercial team members is required to achieve growth. As of January 2025, we had approximately 70 territory managers in the United States. We have in the past and expect in the future to enter into compensation arrangements with our commercial team that may include minimum guaranteed commissions.
•
Gross Margin. Our results of operations will depend, in part, on our ability to increase our gross margins by more effectively managing our costs to build and deliver our ASSURE WCD and obtaining higher reimbursement realization due to improved market access and shifts in patient mix towards patients with longer wear duration. We expect supply chain efficiencies to result from higher volume purchases of components, and continued manufacturing process improvements.
•
Payor Coverage and Revenue Cycle Management. Healthcare providers in the United States generally rely on third-party payors, principally Medicare, Medicaid and private payors, to cover and reimburse all or part of the cost of our product. The revenue we can generate from the lease of our ASSURE WCD depends in large part on the availability of reimbursement from such payors. A significant component of our operational efforts includes working with private payors to ensure positive coverage decisions for our product and investing in our revenue cycle management infrastructure to collect cash from payors.
•
Seasonality. Our billings and collections efforts during January and February tend to be lower because of resetting annual patient healthcare insurance plan deductibles. In addition, as our business grows in the United States and any international markets we may enter into in the future, we may experience seasonality based on holidays, vacations and other factors.

Key Components of Our Results of Operations

The following discussion describes certain key components of our consolidated statement of operations.

Revenue

We received FDA approval for the commercialization of our ASSURE WCD on July 27, 2021 and fully commercially launched our ASSURE WCD in August 2022. We generate revenue by leasing our ASSURE WCD to patients for a fixed amount on a month-to-month basis. The lease payments generally consist of the contracted amounts based on reimbursement arrangements with third-party payors, comprising Medicare, Medicaid, private payors and other healthcare-related organizations, and patient payments. The patient has the right to cancel the lease at any time during the lease period. We recognize lease revenue over the term of the lease when collectability is probable. If collectability of the lease payments is not deemed to be probable, the lease revenue is limited to the lesser of the income that would have been recognized if collectability was probable or the lease payments collected. If the lease payments are not deemed to be probable at inception, lease revenue is recognized when cash payments are received. We expect that our revenue will continue to increase as the number of patients that use our product increases.

Costs of Revenue

Costs of revenue consist of direct material, labor and indirect costs related to the lease performance of our ASSURE WCD such as the cost of disposable WCD device components, depreciation expense of reusable medical rental equipment components, shipping and order fulfillment costs, as well as other indirect costs incurred to support the manufacture and medical rental equipment delivery to and ongoing support for the patient incurred in connection with providing our ASSURE WCD to patients. Overall expenditures for disposable components and reprocessing costs will increase as the number of patients receiving our ASSURE WCD increases and to a lesser extent, depreciation expense will increase as additional reusable ASSURE WCD components are purchased. However, depreciation expense as a percentage of costs of revenue is expected to decrease in the long run through economies of scale as we continue to grow our business. For additional information on how depreciation impacts our financial results, see Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Gross Margin

We calculate gross margin as revenue less costs of revenue. We expect our gross margin to increase as reimbursement realization increases due to improved market access and shifts in patient mix towards patients with longer wear duration, as well as supply chain efficiencies from higher volume purchases of components and manufacturing process improvements. In addition, as the number of patients we serve continues to increase, we expect the cost of fitting per patient to continue to decrease. However, gross margin may be negatively impacted by a number of factors, including increases in prices of materials and electronics components, labor rates, shipping rates, and inflation.

Research and Development Costs

Research and development expenses consist of personnel expenses, including salaries, benefits and stock-based compensation expense for product development personnel, prototype materials and other expenses related to the development of new products. We expense research and development costs as they are incurred, although advanced payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

We expect our research and development costs to decrease as a percentage of revenue for the foreseeable future as our revenue increases. We will continue to invest in research and development activities related to developing new products and services, further enhancing our products and services through introducing new extensions and enhancements, conducting clinical trials as necessary and preparing any new products and services for commercialization.

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel expenses, including salaries, commissions, bonuses, benefits, travel, and stock-based compensation expense for sales, marketing and field clinical personnel, as well as investments in marketing initiatives to increase market awareness of our technology, including expenses related to travel, conferences, trade shows and consulting services.

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense for personnel in executive, finance, accounting, commercial operations, distribution costs, revenue cycle management, legal, human resources, IT and administrative functions. General and administrative expenses also include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, selling expenses, or costs of revenue, as well as professional fees for legal, patent and consulting services. We expect expenses related to revenue cycle management to increase at higher rates than other types of general and administrative expenses as this function will continue to grow as the volume increases.

We expect that our overall selling, general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, compliance, director and officer insurance, investor and public relations, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange. These expenses may further increase when we no longer qualify as an “emerging growth company” under the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt. However, we expect overall general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Interest and Other Expense (Income)

Interest and other expense (income) consists of cash and non-cash components. The cash component of interest expense is attributable to borrowings under our term loans and a portion of loss on extinguishment of debt. The non-cash component consists of interest expense recognized from the amortization of debt discounts and debt issuance costs. Loss on extinguishment of debt is part of other expense (income).

Provision for Income Taxes

To date, we have recorded a limited amount of United States federal and state income state expense. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities and tax planning strategies in making the assessment. We believe it is more likely than not that we will not realize the benefits of these deductible differences and have applied a full valuation allowance against them.

Results of Operations for the Three and Nine Months Ended January 31, 2025 and 2024

The following tables set forth our results of operations for the three and nine months ended January 31, 2025 and 2024. We have derived the data for the three and nine months ended January 31, 2025 and 2024 from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results for historical periods are not necessarily indicative of the results of operations for any future period, and our interim results are not necessarily indicative of the results to be expected for the full year.

	Three Months Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$15,090	$8,277	$6,813	82%
Costs of revenue	8,543	7,397	1,146	15%
Gross margin	6,547	880	5,667	644%
Operating expenses:
Research and development costs	3,353	3,735	(382)	(10%)
Selling, general and administrative	23,795	17,091	6,704	39%
Total operating expenses	27,148	20,826	6,322	30%
Loss from operations	(20,601)	(19,946)	(655)	3%
Other expense (income):
Interest expense	1,783	1,651	132	8%
Interest income	(628)	—	(628)	100%
Other expense (income)	(15)	8	(23)	(288%)
Net loss before provision for income taxes	(21,741)	(21,605)	(136)	1%
Provision (benefit) for income taxes	18	14	4	29%
Net loss and comprehensive loss	(21,759)	(21,619)	(140)	1%
Net loss attributable to non-controlling interest	(250)	—	(250)	100%
Net loss and comprehensive loss attributable to West Affum Intermediate Holdings Corp	(21,509)	(21,619)	110	(1%)
Less: Undeclared preferred stock dividends	3,324	1,812	1,512	83%
Net loss attributable to common shareholders, basic and diluted	$(24,833)	$(23,431)	$(1,402)	6%

	Nine Months Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$42,582	$17,760	$24,822	140%
Costs of revenue	26,005	18,795	7,210	38%
Gross margin	16,577	(1,035)	17,612	1702%
Operating expenses:
Research and development costs	10,266	11,669	(1,403)	(12%)
Selling, general and administrative	64,477	52,010	12,467	24%
Total operating expenses	74,743	63,679	11,064	17%
Loss from operations	(58,166)	(64,714)	6,548	(10%)
Other expense (income):
Interest expense	5,974	4,295	1,679	39%
Interest income	(1,543)	—	(1,543)	100%
Other expense (income)	73	2,776	(2,703)	(97%)
Net loss before provision for income taxes	(62,670)	(71,785)	9,115	(13%)
Provision (benefit) for income taxes	33	51	(18)	(35%)
Net loss and comprehensive loss	(62,703)	(71,836)	9,133	(13%)
Net loss attributable to non-controlling interest	(942)	—	(942)	100%
Net loss and comprehensive loss attributable to West Affum Intermediate Holdings Corp	(61,761)	(71,836)	10,075	(14%)
Less: Undeclared preferred stock dividends	9,030	4,727	4,303	91%
Net loss attributable to common shareholders, basic and diluted	$(70,791)	$(76,563)	$5,772	(8%)

Comparison of the Three and Nine Months Ended January 31, 2025 and 2024

Revenue

Revenue for the three months ended January 31, 2025 increased by $6.8 million, or 82%, compared to the three months ended January 31, 2024. Revenue growth was primarily driven by an increase in the number of patients using our products and an increase in reimbursement realization while reimbursement rates remained largely flat. There was a 57% increase in the number of patients using our products, along with a 16% increase in reimbursement realization due to additional payor contracts and a 44% increase in the size of our revenue cycle management team to improve collection efforts.

Revenue for the nine months ended January 31, 2025 increased by $24.8 million, or 140%, compared to the nine months ended January 31, 2024. Revenue growth was primarily driven by an increase in the number of patients using our products and an increase in reimbursement realization while reimbursement rates remained largely flat. There was a 112% increase in the number of patients using our products, along with a 13% increase in reimbursement realization due to additional payor contracts and a 44% increase in the size of our revenue cycle management team to improve collection efforts.

Costs of Revenue

Costs of revenue for the three months ended January 31, 2025 increased by $1.1 million, or 15%, compared to the three months ended January 31, 2024. The increase was primarily driven by an increase of $2.0 million in the cost of disposable medical equipment supplies, equipment reconditioning and other supplier costs, which were directly attributable to an increase in the number of patients using our product, and an increase of $0.5 million in reserve for lost or damaged equipment, partially offset by $1.4 million in savings from volume purchases of reusable and disposable components and continued manufacturing process improvements.

Costs of revenue for the nine months ended January 31, 2025 increased by $7.2 million, or 38%, compared to the nine months ended January 31, 2024. The increase was primarily driven by an increase of $7.6 million in the cost of disposable medical equipment supplies, equipment reconditioning and other supplier costs, which were directly attributable to an increase in the number of patients using our product, an increase of $1.0 million in reserve for lost or damaged equipment, and an increase of $0.4 million in inbound freight, partially offset by a $1.8 million in savings from volume purchases of reusable and disposable components and continued manufacturing process improvements.

Gross Margin

Gross margin for the three and nine months ended January 31, 2025 increased by $5.7 million and $17.6 million, or 644% and 1,702%, compared to the three and nine months ended January 31, 2024, respectively. The increase was primarily due to growth in both our total revenue, which was driven by the increased number of patients using our product, as well as an increase in revenue per patient as a result of an increase in reimbursement realization due to an increased number of payor contracts resulting in a higher percentage of patients having greater in-network coverage through their insurance providers and improved collection efforts driven by further increases in the size of our revenue cycle management team. The increase in gross margin was also driven by a decrease in cost of revenues per patient by 27% and 35% for the three and nine months ended January 31, 2025 compared to the three and nine months ended January 31, 2024, respectively, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and manufacturing cost improvement programs we implemented during the nine months ended January 31, 2025, including a therapy cable repair program approved by the FDA in May 2024.

Research and Development Costs

Research and development costs for the three months ended January 31, 2025 decreased by $0.4 million, or 10%, compared to the three months ended January 31, 2024. The decrease was primarily driven by a $0.2 million decrease in contractor costs and a $0.2 million decrease in engineering services costs.

Research and development costs for the nine months ended January 31, 2025 decreased by $1.4 million, or 12%, compared to the nine months ended January 31, 2024. The decrease was primarily driven by decreases of $0.9 million in contractor costs, a $0.3 million in cost of materials and supplies, and a $0.2 million in engineering services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 31, 2025 increased by $6.7 million, or 39%, compared to the three months ended January 31, 2024. The increase was primarily driven by a $3.6 million increase in personnel expenses such as salaries, benefits and stock-based compensation, resulting from an increase in headcount, a $1.9 million increase in professional services expense related to the IPO, a $0.6 million increase in travel expenses driven by increased headcount, and a net $0.6 million increase in other selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended January 31, 2025 increased by $12.5 million, or 24%, compared to the nine months ended January 31, 2024. The increase was primarily driven by a $9.4 million increase in personnel expenses such as salaries, benefits and stock-based compensation, resulting from an increase in headcount, a $1.9 million increase in professional services expense related to the IPO, a $1.1 million increase in travel expenses driven by increased headcount, and a net $0.1 million increase in other selling, general and administrative expenses.

Interest and Other Expense (Income)

Interest expense for the three months ended January 31, 2025 remained largely flat compared to the three months ended January 31, 2024.

Interest expense for the nine months ended January 31, 2025 increased by $1.7 million, or 39%, compared to the nine months ended January 31, 2024. The increase was primarily due to $1.1 million increase in interest expense and amortization of debt discounts and debt issuance costs related to borrowings under our Term Loan 2024 and $0.6 million interest charged by a major vendor.

Interest income for the three months ended January 31, 2025 increased by $0.6 million, or 100%, compared to the three months ended January 31, 2024. The increase was due to $0.6 million interest income received from various interest-bearing bank accounts.

Interest income for the nine months ended January 31, 2025 increased by $1.5 million, or 100%, compared to the nine months ended January 31, 2024. The increase was due to $1.5 million interest income received from various interest-bearing bank accounts.

Other expense (income) for the three months ended January 31, 2025 remained largely flat compared to the three months ended January 31, 2024.

Other expense (income) for the nine months ended January 31, 2025, decreased by $2.7 million compared to the nine months ended January 31, 2024. The decrease was attributable to an early loan termination fee and a loss on debt extinguishment totaling $2.7 million related to our Term Loan that occurred in September 2023.

Provision for Income Taxes

For each of the three and nine months ended January 31, 2025 and 2024, the tax provision was less than $0.1 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss and comprehensive loss were $21.8 million and $21.6 million for the three months ended January 31, 2025, and 2024, respectively. Our net loss and comprehensive loss were $62.7 million and $71.8 million for the nine months ended January 31, 2025, and 2024, respectively. As of January 31, 2025, we had an accumulated deficit of $468.2 million. For the nine months ended January 31, 2025, and 2024, we generated negative operating cash flows of $53.9 million and $57.3 million, respectively.

As of January 31, 2025, and April 30, 2024, our principal sources of liquidity consisted of $54.4 million and $8.2 million of cash and cash equivalents, respectively. We amended the Term Loan 2024 facility on February 25, 2025, to adjust the revenue milestone to the debt covenant associated with the third tranche. We also raised $215.8 million in March 2025 in connection with the IPO after deducting underwriting discounts and commissions and before deducting estimated offering costs. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO, as well as cash generated from revenue transactions with patients, will be sufficient to fund our operating and capital needs for at least the next 12 months.

Funding Requirements and Contractual Obligations

We have incurred significant operating losses and negative cash flows driven by substantial research and development costs as well as our large investment in our fleet of ASSURE WCDs and building our commercial organization. Our operations have focused on developing products, establishing our intellectual property portfolio, marketing our product and staffing the Company to support continued growth. Our primary use of cash has been to fund operating expenses, which comprise research and development costs, and costs of building the commercial team and necessary infrastructure to support our growth. Cash used to fund our operating expenses is impacted by the timing of when we pay for such expenses.

We obtained the PMA for our ASSURE WCD from the FDA on July 27, 2021 and fully commercially launched our ASSURE WCD in August 2022. We will continue to scale the business and therefore expect operating losses to continue. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO, as well as cash generated from revenue transactions with patients, will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024 and, prior to its repayment in September of 2023, our Term Loan, and our revenues. We expect our cash generation from operations and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of January 31, 2025, the outstanding principal amount under the Term Loan 2024 was approximately $45.0 million. The Term Loan was repaid in full in September 2023. For further information, see Note 7, “Long-Term Debt,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources of Liquidity

In the nine months ended January 31, 2025 and 2024, we received $103.4 million and $62.5 million, respectively, in cash from West Affum Holdings, L.P. in return for the issuance of redeemable preferred stock as described in Note 10, “Redeemable Preferred Stock,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additionally, in July 2024, one of our subsidiaries received $17.1 million from a third-party investor in return for redeemable shares of the subsidiary. As of January 31, 2025, we had cash and cash equivalents and restricted cash balances of $54.7 million and an accumulated deficit of $468.2 million. In the three months ended January 31, 2024, we received $12.5 million in cash from West Affum Holdings, L.P. in return for the issuance of redeemable preferred stock.

On September 24, 2020, we entered into the Loan and Security Agreement with a lender providing for aggregate borrowings of up to $50.0 million (as amended, the “Term Loan”). Available commitments under our Term Loan were able to be drawn in up to three tranches, which were subject to the Company achieving certain funding, regulatory or revenue milestones, with $20.0 million available in the first tranche and $15.0 million available in each of the second and third tranches.

On December 28, 2020, we drew the first tranche of the Term Loan in the amount of $20.0 million. In conjunction with the draw on the first tranche, West Affum Holdings, L.P. issued a warrant to the lender to purchase up to 49,044 shares of West Affum Holdings, L.P.’s common units at an exercise price of $22.63 per unit. The fair value of the warrant is $0.3 million and is recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense. On January 21, 2022, we drew on the second tranche of the Term Loan in the amount of $15.0 million. In conjunction with the draw of the second tranche, West Affum Holdings, L.P. issued a warrant to the lender to purchase up to 36,783 shares of West Affum Holdings, L.P.’s common units at an exercise price of $26.24 per unit. The fair value of the warrant is $0.4 million and is recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense.

On September 29, 2023, we repaid our Term Loan in full using a portion of our borrowings under the Term Loan.

On September 29, 2023, we entered into a Credit Agreement with Perceptive Credit Holdings IV, LP, as administrative agent, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $60.0 million (“Term Loan 2024”). The Term Loan 2024 matures on September 29, 2028. Borrowings under the Term Loan 2024 are made available in up to three tranches, the first of which is available upon closing of the Term Loan 2024 and two follow-on tranches of $7.5 million which become available before November 1, 2024 and February 1, 2025 and are dependent upon achievement of revenue milestones of trailing twelve month revenues of $50.0 million and $70.0 million, respectively. We did not meet the revenue milestone required to draw on the November 1, 2024 follow-on tranche of the Term Loan 2024. As of October 31, 2024, we determined it was not likely that we would meet the revenue milestone required to draw on the February 1, 2025 follow-on tranche of the Term Loan 2024. As a result, we expensed the asset related to debt issuance costs and facility fees in the amount of $0.5 million. The Term Loan 2024 bears interest on outstanding balances of Term SOFR plus a margin of 7.25% per annum. On or prior to March 31, 2025, up to 2.00% of the margin can be paid-in-kind, accrued and added to the principal balance and compounded quarterly. All interest is due and payable quarterly in arrears.

On September 29, 2023, we drew the initial $45.0 million under the Term Loan 2024. In conjunction with the draw of the first tranche, West Affum Holdings, L.P. issued a warrant to the lender to purchase up to 256,410 shares of West Affum Holdings, L.P.’s common units at an exercise price of $17.55 per share. The fair value of the warrant is $1.6 million and is recognized as a debt discount and as a capital contribution, and the debt discount is amortized over the term of the loan to interest expense.

On February 25, 2025, we amended the Term Loan 2024 pursuant to the Second Amendment to Credit Agreement to adjust the revenue milestones set forth in the Term Loan 2024 and to amend our ability to draw on additional funds. Upon the completion of the IPO, an additional $15.0 million term loan draw is available to us through July 31, 2026 upon achievement of a twelve-month trailing revenue run rate of $60.0 million. In connection with the Second Amendment to Credit Agreement and the IPO, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with a new warrant to purchase up to 325,847 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $11.54 per share.

For further information, see Note 7, “Long-Term Debt,” and Note 17, “Subsequent Events,” to our unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements for the fiscal years ended April 30, 2024 and 2023 included in the IPO Prospectus.

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended January 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(53,909)	$(57,287)
Net cash used in investing activities	(15,547)	(8,070)
Net cash provided by financing activities	115,559	65,489
Increase (decrease) in cash, cash equivalents and restricted cash	$46,103	$132

Cash Flows from Operating Activities

For the nine months ended January 31, 2025, cash used in operating activities was $54.0 million, which primarily consisted of a net loss of $62.7 million and a net decrease of $2.8 million in operating assets and liabilities, offset by a net increase of $11.5 million in non-cash charges. The net change in our operating assets and liabilities consisted of changes in accounts payable of $3.0 million, accrued liabilities of $2.7 million, driven by increases in professional services fees related to the IPO, and operating lease liabilities of $0.2 million, partially offset by changes in account receivables of $5.9 million, disposable medical equipment supplies of $2.7 million and prepaid expenses and other current assets of $0.1 million. The non-cash charges primarily consisted of depreciation and amortization of $6.1 million, stock-based compensation expense of $2.0 million, interest paid-in-kind of $0.7 million related to the Term Loan 2024, loss on disposal of property and equipment of $1.4 million, non-cash lease expense of $0.3 million, and amortization of debt discounts and issuance costs of $1.0 million.

For the nine months ended January 31, 2024, cash used in operating activities was $57.3 million, which primarily consisted of a net loss of $71.8 million offset by a net increase of $1.6 million in operating assets and liabilities, and $12.9 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to changes in accounts payable of $5.7 million and prepaid expenses and other current assets of $0.1 million, partially offset by changes in accounts receivable of $1.4 million, accrued liabilities of $0.8 million, operating lease liabilities of $0.6 million attributable to operating lease repayments, and disposable medical equipment supplies of $1.4 million. The non-cash charges primarily consisted of interest paid-in-kind of $0.9 million related to the Term Loan 2024 and the Term Loan, depreciation and amortization expense of $8.1 million, stock-based compensation expense of $1.1 million, non-cash lease expense of $0.7 million, loss on disposal of property and equipment of $0.8 million, amortization of debt discounts and issuance costs of $0.4 million, and non-cash loss on debt extinguishment of $0.9 million.

Cash Flows from Investing Activities

For the nine months ended January 31, 2025 and 2024, cash used in investing activities was $15.5 million and $8.1 million, respectively, which primarily consisted of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements.

Cash Flows from Financing Activities

For the nine months ended January 31, 2025, cash provided by financing activities was $115.6 million, which primarily consisted of $103.4 million in proceeds from the issuance of redeemable preferred stock and $17.1 million in proceeds from issuance of stock to non-controlling interest. The increase in cash provided by financing activities was offset by equity issuance costs of $3.2 million, deemed dividend payments of $1.6 million, and payments of deferred offering costs of $0.1 million.

For the nine months ended January 31, 2024, cash provided by financing activities was $65.5 million, which primarily consisted of proceeds from the issuance of redeemable preferred stock of $62.5 million and $45.0 million in proceeds from the initial draw on the Term Loan 2024 in September 2023. The increase in cash provided by financing activities was offset by re-payments of long-term debt of $39.1 million, payment of debt issuance costs of $2.4 million, and deemed dividend payments of $0.5 million.

Off-Balance Sheet Arrangements

As of January 31, 2025, we had two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience, known trends and events and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions, could have a material impact on the Company’s business, financial condition, results of operations and prospects.

See Note 2 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. There have been no material changes to our significant accounting policies and estimates as described in the IPO Prospectus.

Recently Adopted and Issued Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2025, because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources in the accounting, finance and IT functions to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses.

We did not design and maintain effective controls to ensure the financial statements were properly presented and classified for certain non-routine or complex transactions. Specifically, we did not design and maintain controls to appropriately account for the classification of selling, general and administrative expenses, paid-in-kind interest, restricted cash, right of use lease assets, and the cash flow presentation of leases. This material weakness resulted in immaterial audit adjustments to the aforementioned accounts, which were recorded in previous years, prior to the issuance of the consolidated financial statements.

We did not design and maintain effective controls to verify personnel would not have the ability to prepare and post manual journal entries or review account reconciliations without an independent review by someone without the ability to prepare and post manual journal entries. This material weakness did not result in adjustments to the consolidated financial statements.

Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in adjustments to our consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

Remediation Plans

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing as of the date of this Form 10-Q and include: hiring additional personnel, such as financial planning and accounting, compliance, information technology, and other professionals with appropriate levels of knowledge and experience; engaging third parties to assist with technical accounting and in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls; designing and implementing controls to properly present and classify non-routine or complex transactions; and enhancing IT governance processes.

We intend to evaluate current and projected resource needs on a regular basis and hire additional qualified resources as needed. Our ability to maintain qualified and adequate resources to support the Company and our projected growth will be a critical component of our internal control environment.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2025 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management team, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate all potential for misconduct. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in any cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in the IPO Prospectus. There have been no material changes to our risk factors as previously disclosed in the IPO Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Shares

On March 7, 2025 we completed the initial public offering of our Common Shares pursuant to a registration statement on Form S-1 (File No. 333-284807), which was declared effective on March 5, 2025. Under the registration statement, we sold an aggregate of 13,664,704 Common Shares at the public offering price of $17.00 per share. This included 1,782,352 Common Shares issued by the Company pursuant to the option to purchase additional shares granted to the underwriters. BofA Securities, Inc., Goldman Sachs & Co. LLC and Piper Sandler & Co. acted as representatives of the underwriters for the offering. We received net proceeds, after deducting underwriting discounts and commissions and before deducting estimated offering costs, of approximately $215.8 million. There has been no material change in the use of proceeds as described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended January 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.2	Memorandum of Association (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.3	Amended and Restated Bye-laws of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).
3.4

Certificate of Deposit of Memorandum of Increase of Share Capital (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).

10.1

Assignment and Assumption of Registration Rights Agreement, dated as of February 26, 2025, by and between West Affum Holdings, L.P. and Kestra Medical Technologies, Ltd. (previously filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 26, 2025 and incorporated herein by reference).

10.2 +	Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 7, 2025 and incorporated herein by reference).
10.3 +

Forms of Equity Award Agreements under Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 26, 2025 and incorporated herein by reference).

10.4 +

Director Compensation and Securities Agreement, dated as of November 3, 2024, between West Affum Holdings, L.P., Orly Mishan and West Affum GP Ltd. (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).

10.5

Amended and Restated Credit Agreement and Guaranty, dated as of February 25, 2025, among Kestra Medical Technologies, Inc. and West Affum Holdings Corp., as borrowers, the guarantors from time to time thereto, the lenders from time to time party thereto and Perceptive Credit Holdings IV, LP, as administrative agent and as a lender (previously filed as Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 26, 2025 and incorporated herein by reference).

10.6 +

Offer Letter of Employment, dated as of January 23, 2025, between Kestra Medical Technologies, Inc. and Al Ford (previously filed as Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on March 3, 2025 and incorporated herein by reference).

10.7

Warrant to Purchase 62,325 Common Shares issued to Kennedy Lewis Capital Partners Master Fund II LP, dated March 7, 2025, by and among Kestra Medical Technologies, Ltd., West Affum Holdings, L.P. and Kennedy Lewis Capital Partners Master Fund II LP (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2025 and incorporated herein by reference).

10.8

Warrant to Purchase 46,744 Common Shares issued to Kennedy Lewis Capital Partners Master Fund II LP, dated March 7, 2025, by and among Kestra Medical Technologies, Ltd., West Affum Holdings, L.P. and Kennedy Lewis Capital Partners Master Fund II LP (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2025 and incorporated herein by reference).

10.9

Warrant to Purchase 325,847 Common Shares issued to Perceptive Credit Holdings IV, LP, dated March 7, 2025, by and among Kestra Medical Technologies, Ltd., West Affum Holdings, L.P. and Perceptive Credit Holdings IV, LP (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on March 7, 2025 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Includes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kestra Medical Technologies, Ltd.

Date: April 17, 2025	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: April 17, 2025	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer