Form 10-Q
period 2025-07-31
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2025-09-12
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 11, 2025, the registrant had 51,449,053 Common Shares, par value $1.00 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking” statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Important factors that could cause actual results, performance or achievements to differ materially from our expectations are described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report, and include, but are not limited to, the following:

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report. More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended April 30, 2025 (the “Annual Report”), particularly under Part I, Item 1A, "Risk Factors."

Given these uncertainties, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report and should not be relied upon as representing our expectations or beliefs as of any date subsequent to the time they are made. Except as required by law, the Company does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Part I – Financial Information

Item 1. Financial Statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 31,	April 30,
	2025	2025

Assets
Current assets
Cash and cash equivalents	$201,214	$237,595
Accounts receivable, net	9,246	8,081
Disposable medical equipment supplies	6,802	6,572
Prepaid expenses and other current assets	3,429	3,080
Total current assets	220,691	255,328

Right-of-use assets	2,046	2,078
Deposits	1,787	2,021
Restricted cash	334	334
Property and equipment, net	40,376	34,830
Other long-term assets	1,062	1,153
Total assets	$266,296	$295,744

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,570	$23,961
Accrued liabilities	13,650	13,829
Operating lease liabilities, current portion	36	187
Total current liabilities	32,256	37,977

Operating lease liabilities, net of current portion	3,067	3,026
Warrant liabilities	5,188	8,097
Other long-term liabilities	140	140
Long-term debt, net	41,486	41,098
Total liabilities	82,137	90,338

Commitments and contingencies (Note 14)

Shareholders’ equity

Common shares, $1.00 par value; 100,000,000 shares authorized as of July 31, 2025 and April 30, 2025; 51,348,656 shares issued and outstanding as of July 31, 2025 and April 30, 2025	51,349	51,349
Additional paid-in capital	678,885	674,306
Accumulated deficit	(546,075)	(520,249)
Total shareholders’ equity	184,159	205,406
Total liabilities and shareholders’ equity	$266,296	$295,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended July 31,
	2025	2024

Revenue	$19,371	$12,782
Cost of revenue	10,520	8,582
Gross profit	8,851	4,200
Operating expenses:
Research and development	4,001	3,404
Selling, general and administrative	33,728	19,227
Total operating expenses	37,729	22,631
Loss from operations	(28,878)	(18,431)
Other expense (income):
Interest expense	1,912	1,874
Interest income	(2,167)	(37)
Other expense (income)	(2,830)	48
Net loss before provision for income taxes	(25,793)	(20,316)
Provision for income taxes	33	7
Net loss and comprehensive loss	(25,826)	(20,323)
Net loss attributable to non-controlling interest	—	(439)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(25,826)	(19,884)
Less: Undeclared preferred stock dividends	—	2,383
Net loss attributable to common shareholders, basic and diluted	$(25,826)	$(22,267)

Net loss per share attributable to common shareholders, basic and diluted	$(0.50)	$(1.12)
Weighted-average shares of common shares outstanding, basic and diluted[1]	51,304,599	19,885,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Weighted-average shares of common stock outstanding, basic and diluted, has been adjusted on a retrospective basis. Refer to Note 16 “Net Loss Per Share Attributable to Common Shareholders” for additional disclosure.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)

Balances at April 30, 2024[2]	177,110	$177,110	19,909,281	$19,909	$177,149	$(406,435)	$—	$(209,377)
Share-based compensation expense	—	—	—	—	377	—	—	377
Issuance of redeemable preferred stock	103,400	103,400	—	—	—	—	—	—
Issuance of stock to non-controlling interest	—	—	—	—	—	—	17,100	17,100
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(4,248)	—	—	(4,248)
Net loss and comprehensive loss	—	—	—	—	—	(19,884)	(439)	(20,323)
Balances at July 31, 2024	280,510	$280,510	19,909,281	$19,909	$173,278	$(426,319)	$16,661	$(216,471)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at April 30, 2025	51,348,656	$51,349	$674,306	$(520,249)	$205,406
Share-based compensation expense	—	—	4,579	—	4,579
Net loss and comprehensive loss	—	—	—	(25,826)	(25,826)
Balances at July 31, 2025	51,348,656	$51,349	$678,885	$(546,075)	$184,159

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(25,826)	$(20,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,028	2,375
Loss on disposal of property and equipment	280	255
Reserve for lost medical supplies	412	(33)
Provision for uncollectible accounts receivable	613	706
Interest paid-in-kind	—	233
Amortization of debt discounts and issuance costs	469	200
Share-based compensation expense	4,579	377
Non-cash lease expense	61	152
Change in fair value of warrant liabilities	(2,909)	—
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(460)	(599)
Prepaid expenses and other current assets	140	(389)
Accounts receivable	(1,777)	(2,890)
Accounts payable	(2,896)	2,265
Accrued liabilities	(860)	140
Operating lease liabilities	(138)	22
Other long-term assets	10	10
Net cash used in operating activities	(26,274)	(17,499)
Cash flows from investing activities
Purchases of property and equipment	(8,166)	(7,037)
Deposits for medical rental equipment	(103)	(20)
Refund of deposits for medical rental equipment	37	23
Net cash used in investing activities	(8,232)	(7,034)
Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	—	103,400
Proceeds from issuance of stock to non-controlling interest	—	17,100
Deemed dividend for payments to third party on behalf of shareholder	—	(1,023)
Payment of equity issuance costs	—	(3,224)
Payments of IPO offering costs	(1,875)	—
Net cash provided by (used in) financing activities	(1,875)	116,253
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,381)	91,720
Cash, cash equivalents and restricted cash
Beginning of period	237,929	8,583
End of period	$201,548	$100,303
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$201,214	$99,969
Restricted cash	334	334
Cash, cash equivalents and restricted cash	$201,548	$100,303
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$6,900	8,499
Supplemental disclosure of cash flow information
Income taxes refunds received	$(39)	$—
Interest paid	1,423	1,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

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

Liquidity

As of July 31, 2025, the Company’s principal sources of liquidity consisted of $201,214 of cash and cash equivalents.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three months ended July 31, 2025, and 2024, the Company incurred net losses of $25,826 and $20,323, respectively. Cash used in operating activities was $26,274 and $17,499 for the three months ended July 31, 2025, and 2024, respectively. As of July 31, 2025, the Company had an accumulated deficit of $546,075.

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

The unaudited interim condensed consolidated balance sheet as of April 30, 2025, included herein, was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s financial statements as of and for the years ended April 30, 2025 and 2024. The results for the interim periods are not necessarily indicative of results for the full year.

In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited interim condensed consolidated financial statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.

Certain prior period amounts in the unaudited interim condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation.

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

The Company records a reserve for estimated probable losses as part of net revenue adjustments in reporting revenue at an expected collectable amount based on the total portfolio of receivables for which collectability has been deemed probable. The accounts receivable is presented on the unaudited interim condensed consolidated balance sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts receivable were $3,806 and $3,193 as of July 31, 2025 and April 30, 2025, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Restricted cash consists of amounts related to the Company’s office lease agreement and credit card collateralization. In lieu of a cash security deposit, the landlord required an irrevocable standby letter of credit upon execution of the lease be maintained throughout the term of the lease agreement in the amount of $109 as of July 31, 2025 and April 30, 2025. The Company also had restricted cash of $225 for credit card collateralization as of July 31, 2025 and April 30, 2025.

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

Segment Information

The Company has a single operating and reportable segment. The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis and in a consistent manner with that is included in the unaudited interim condensed consolidated statements of operations and comprehensive loss for purposes of assessing performance and making decisions on how to allocate resources. As the Company operates as one operating segment, all required segment financial information, such as revenues and significant operating expenses, is found in the accompanying unaudited interim condensed consolidated financial statements. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues from leasing of ASSURE© System devices to patients were earned in the United States. The accounting policies for segment reporting are the same as for the Company as a whole.

The chief operating decision maker utilizes the Company’s financial information such as net loss and comprehensive loss derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses for purposes of evaluating financial performance and how to best allocate resources when developing and reviewing the annual budget to achieve the Company’s long-term objectives. Significant expenses within loss from operations include cost of revenue, research and development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s unaudited interim condensed consolidated statements of operations and comprehensive loss.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2024. The Company does not anticipate a material impact to the required financial statement disclosure as a result of this ASU.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), requiring election of a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is evaluating the impact that this ASU will have on its financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the unaudited interim condensed consolidated financial statements as a result of future adoption. No new accounting pronouncements were adopted during the three months ended July 31, 2025.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	July 31, 2025	April 30, 2025
Prepaid software fees	$1,809	$1,387
Other current assets	1,620	1,693
Prepaid expenses and other current assets	$3,429	$3,080

4. Property and Equipment

Property and equipment consisted of the following at:

	July 31, 2025	April 30, 2025
Medical rental equipment	$59,563	$52,670
Test equipment	3,115	3,115
Computer software and equipment	1,459	1,446
Leasehold improvements	919	919
Work in progress	1,048	635
Total property and equipment	$66,104	$58,785
Less: accumulated depreciation	(25,728)	(23,955)
Property and equipment, net	$40,376	$34,830

The Company recorded $2,028 and $2,375 of depreciation expense for the three months ended July 31, 2025, and 2024, respectively.

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

In May 2025, the Company entered into a new lease agreement for its office in Texas, commencing on May 15, 2025. The lease is set to expire on May 31, 2026.

Operating lease expense was as follows for the periods below:

	Three Months Ended July 31,
	2025	2024
Operating lease expense	$221	$174
Variable lease expense	165	153
Total operating lease expense	$386	$327

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $491 and $165 for the three months ended July 31, 2025, and 2024, respectively.

The weighted average remaining lease term for the Company’s operating leases was 45 months as of July 31, 2025, and 48 months as of April 30, 2025. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 15.2% as of July 31, 2025 and April 30, 2025.

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	July 31, 2025	April 30, 2025
Bonuses and commissions	$4,536	$6,368
Other accrued liabilities	5,068	3,547
Paid time off	2,248	2,305
Professional services	1,423	1,141
Payroll and payroll taxes	375	468
Accrued liabilities	$13,650	$13,829

7. Long-Term Debt

On September 29, 2023, the Company entered into a Credit Agreement with a separate lender which provided a Senior Secured Delayed Draw Term Loan Facility (as amended, the “Term Loan 2024”) in an aggregate principal amount of up to $60.0 million which matures on September 29, 2028. Borrowings are made available in up to three tranches, the first of which is available upon closing of the agreement, which included committed equity funding of at least $75 million, and two follow on tranches of $7.5 million which become available before November 1, 2024, and February 1, 2025, and are dependent on upon achievement of revenue milestones of trailing twelve-month revenues of $50.0 million and $70.0 million, respectively. The Term Loan 2024 bears interest equal to the sum of Term Secured Overnight Financing Rate plus 7.25% for each interest period which is measured monthly and is payable on the last day of each fiscal quarter. Through March 31, 2025, the Company had the ability to pay-in-kind up to 2% of the payable interest. The Term Loan 2024 requires a minimum level of cash of $3.0 million and certain revenue thresholds based upon trailing twelve-month revenue results. The revenue covenant began to be measured on April 30, 2024.

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

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026 upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche borrowing date. As of July 31, 2025, the Company was in compliance with all financial covenants.

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

The Company’s long-term debt consisted of the following at:

	July 31, 2025	April 30, 2025
Term loan	$45,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	1,395	1,395
Less: unamortized debt issuance costs and debt discount	(4,909)	(5,297)
Total long-term debt	$41,486	$41,098
Less: Current portion of long-term debt	—	—
Total long-term debt, net of current portion	$41,486	$41,098

The Company recognized the expenses related to the Term Loan 2024 as follows:

	Three Months Ended July 31,
	2025	2024
Cash interest expense	$1,423	$1,220
Amortization of the facility fee and legal fees	88	118
Amortization of the debt discount recognized in connection with the warrant	380	82
Interest expense paid-in-kind and applied to the Term Loan 2024 balance	—	233
Total expense recognized related to the Term Loan 2024	$1,891	$1,653

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and April 30, 2025.

	Level 1	Level 2	Level 3
July 31, 2025
Assets
Cash and cash equivalents	$201,214	$—	$—
Restricted cash	334	—	—
Total assets	$201,548	$—	$—
Liabilities
Warrant liabilities	—	—	5,188
Total liabilities	$—	$—	$5,188

April 30, 2025
Assets
Cash and cash equivalents	$237,595	$—	$—
Restricted cash	334	—	—
Total assets	$237,929	$—	$—
Liabilities
Warrant liabilities	—	—	8,097
Total liabilities	$—	$—	$8,097

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash and cash equivalents within the fair value hierarchy.

As of July 31, 2025 and April 30, 2025, the fair value of the long-term debt, net of discounts, approximated $48,240 and $47,330, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

There were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the three months ended July 31, 2025, and 2024.

Warrant Liabilities

As of July 31, 2025, the Company recorded warrant liabilities from issuance of warrants to the lender of the Term Loan 2024 in connection with the amendment on February 25, 2025. The warrant liabilities are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrants.

As of July 31, 2025, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the warrant liabilities included the fair value per share of the underlying Common Shares, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Common Shares. The expected volatility is derived from comparable public companies as the Company did not have sufficient trading history for the Company’s Common Shares. The change in fair value of warrant liability was $(2,909) for the three months ended July 31, 2025, which is included in other expense (income) within the unaudited interim condensed consolidated statements of operations and comprehensive loss.

The following table presents the significant inputs and assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant liabilities as of July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025
Strike price	$11.54	$11.54
Expected term (in years)	8.17	8.42
Expected volatility	65.0%	65.0%
Risk free rate	4.14%	4.21%
Dividend yield	0.0%	0.0%

A reconciliation of the Level 3 liabilities is as follows:

Fair value of Level 3 liabilities as of April 30, 2025	$8,097
Change in fair value of warrant liabilities	(2,909)
Fair value of Level 3 liabilities as of July 31, 2025	$5,188

9. Common Shares

The Company had 100,000,000 Common Shares authorized and 51,348,656 Common Shares issued and outstanding with a par value of $1.00 as of July 31, 2025 and April 30, 2025. Each Common Share is entitled to one vote.

10. Redeemable Preferred Stock

In May 2022, Intermediate Holdings amended and restated its Memorandum and Articles of Association, according to which Intermediate Holdings’ existing share capital of 5,000,000 shares can upon the discretion of Intermediate Holdings be issued in the form of either common and/or preferred stock with a par value of $0.01 each.

For the three months ended July 31, 2024, Intermediate Holdings issued to West Affum LP a total of 103,400 shares of preferred stock for proceeds of $103,400. Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’ subsidiaries. There were no shares of preferred stock outstanding as of July 31, 2025 and April 30, 2025.

Preferred stock issued is considered non-voting and is subject to a preferred dividend accrued daily with a set payment “yield” capped at 4.7% for issuances prior to April 30, 2023 and at 6.0% for issuances on or after May 1, 2023. No dividends were declared for the three months ended July 31, 2025 and 2024. Cumulative unpaid dividends were factored into the value of the preferred stock when exchanged for Common Shares of Kestra Medical Technologies, Ltd. in connection with the Organizational Transactions.

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

12. Equity Incentive Plans

Restricted Common Units and Restricted Shares

Certain directors and advisors of the Company were granted 17,149 shares of restricted common units of West Affum LP between September 1, 2022 and October 16, 2024, with a vesting period of 3 years. As of both July 31, 2025 and April 30, 2025, 8,575 and 8,575 restricted common units were vested and unvested, respectively.

Certain directors and advisors of the Company were granted 35,787 shares of restricted Class A Common Units of West Affum LP between July 24, 2024 and November 3, 2024, with a vesting period of 3 years. In connection with the IPO, Class A Common Units were automatically exchanged into restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the directors’ original grant agreements. During the three months ended July 31, 2025, there were 4,331 restricted Common Shares vested. As of July 31, 2025, there were 17,325 and 28,154 shares of vested and unvested restricted Common Shares outstanding. As of April 30, 2025, there were 12,994 and 32,485 shares of vested and unvested restricted Common Shares outstanding.

Share-based compensation expense associated with restricted common units and restricted Common Shares is immaterial and recorded within selling, general and administrative expense.

Stock Options

Stock Option activity for the three months ended July 31, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at April 30, 2025	4,649,100	$17.04	9.85	$32,640
Options forfeited	(109,800)	17.25
Balance at July 31, 2025	4,539,300	17.04	9.60	—
Options vested at July 31, 2025	1,658,100	17.07	9.60	—
Options exercisable at July 31, 2025	—	$—	—	$—

Also as of July 31, 2025, unrecognized compensation cost for outstanding Stock Options was $23,430, with the weighted-average period over which this cost is expected to be recognized at 1.54 years. The aggregate intrinsic value of Stock Options is calculated as the difference between the exercise price of the Stock Options and the fair value of the Company’s Common Shares for those Stock Options that had exercise prices lower than the fair value of the Company’s Common Shares.

The weighted average grant date fair value of Stock Options outstanding as of July 31, 2025 was $10.20 per share.

Restricted Stock Units

The 2025 Omnibus Incentive Plan also allows for the grants of restricted shares and restricted stock units. During the three months ended July 31, 2025, the Company granted restricted stock units which vest under three methods:

•
Three-year service period restricted unit grants which vest one-third on each of the first, second and third anniversaries of the date of grant. The fair value of these restricted stock units is determined based upon the Company’s stock price on the date of grant and expensed over the service period.

•
Performance-based restricted stock unit grants that vest after one year only if the Company has achieved curtained performance objectives as defined and approved by the Company’s Board of Directors. The fair value of the performance awards is determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed.
•
Market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.

Restricted Stock Units

Restricted unit activity for the three months ended July 31, 2025 is as follows:

	Number of restricted units	Weighted average grant date fair value
Outstanding at April 30, 2025	—	$—
Restricted units granted	1,263,384	15.81
Outstanding at July 31, 2025	1,263,384	$15.81

As of July 31, 2025, there was $19,489 of total unrecognized compensation cost related to unvested restricted units that is expected to be recognized over a weighted-average period of approximately 2.93 years. As of July 31, 2025, none of the restricted units were vested.

Performance-based Restricted Stock Units

During the three months ended July 31, 2025, the Company granted 395,589 performance-based restricted stock units that vest upon achieving curtained performance objectives. As of July 31, 2025, achievement of these performance objectives was deemed probable. The weighted average grant date fair value is $15.35.

As of July 31, 2025, there was $5,755 of total unrecognized compensation cost related to unvested performance-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.75 years. As of July 31, 2025, none of the performance-based restricted stock units were vested.

Market-based Restricted Stock Units

During the three months ended July 31, 2025, the Company granted 197,794 market-based restricted stock units that vest upon achieving both market conditions and service conditions.

The Company estimated the fair value of the market-based restricted stock units granted using a Monte Carlo simulation model with the following assumptions:

July 31, 2025
Expected volatility	54.0%
Expected term	1.8 years
Risk free rate	3.95%
Fair value of underlying common stock	$16.46
Weighted average grant-date fair value per share	$18.81

As of July 31, 2025, there was $3,645 of total unrecognized compensation cost related to unvested market-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.96 years. As of July 31, 2025, none of the market-based restricted stock units were vested.

Share-Based Compensation

The Company recorded share-based compensation in the following expense categories of its unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended July 31,
	2025	2024
Research and development	$455	$44
Selling, general and administrative	4,124	333
Total share-based compensation expense	$4,579	$377

13. Income Taxes

The following table presents details of the provision for income taxes and effective tax rates:

	Three Months Ended July 31,
	2025	2024
Provision for income taxes	$33	$7
Effective tax rate	0.13%	0.04%

The Company is based in Bermuda and is a resident of Ireland for tax purposes. The Company has subsidiaries in the Cayman Islands, Ireland and the U.S. Under the current laws of Bermuda and the Cayman Islands, the Company is not subject to tax on income. However, the Company and its subsidiaries are subject to taxation in Ireland, the U.S. federal government, and various states. The Company accounts for the provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.

The Company’s effective tax rate varies from the statutory Irish tax rate due to the effect of state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of July 31, 2025 and April 30, 2025, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

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

The Company enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts as of July 31, 2025 and April 30, 2025. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

15. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the three months ended July 31, 2025, and 2024, matching and discretionary contributions by the Company totaled $548 and $428, respectively.

16. Net Loss Per Share Attributable to Common Shareholders

The Organizational Transactions represent a business combination between entities under common control under the principles of ASC Topic 805, Business Combinations. In connection with the Organizational Transactions, West Affum LP contributed its 105,808 shares of common stock in Intermediate Holdings for 19,885,382 Common Shares of Kestra Medical Technologies, Ltd. (“Exchange”). Under the principles of ASC 260, Earnings Per Share, the Exchange was applied retrospectively for purposes of calculating basic and diluted net loss per share. Other transactions that closed contemporaneously with the Organizational Transactions, including conversions of preferred stock, non-controlling interests, and equity awards were accounted for prospectively beginning on the date such transactions occurred, and were not given retrospective treatment as they changed the relative subordination characteristics of the securities owned by the respective holders after the effective date of the Organizational Transactions. Similarly, the shares issued upon the IPO and exercise of the underwriters’ overallotment option were accounted for prospectively beginning on the date such shares were issued and were not given retrospective treatment. The total number of outstanding shares disclosed on the face of the unaudited interim condensed consolidated balance sheets and unaudited interim condensed consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit) represents the number of shares legally outstanding as of the latest unaudited interim condensed consolidated balance sheet date. This differs from the number of outstanding shares disclosed for basic and diluted net loss per share, which has been retrospectively adjusted for common shares outstanding but not yet vested.

Basic net loss per share attributable to common shareholders is calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants to purchase Common Shares. Diluted net loss per share attributable to common shareholders is computed giving effect to all potentially dilutive common shares, including common shares issuable upon vesting of share-based payment awards and/or upon exercise of the warrants. For the three months ended July 31, 2025 or 2024, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
	2025	2024
Numerator:
Net loss attributable to Kestra Medical Technologies, Ltd.	$(25,826)	$(19,884)
Undeclared preferred dividends	—	(2,383)
Net loss attributable to common shareholders	$(25,826)	$(22,267)
Denominator:
Weighted average shares of common share outstanding
– basic and diluted	51,304,599	19,885,382
Net loss per share attributable to common shareholders
– basic and diluted	$(0.50)	$(1.12)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Three Months Ended July 31,
	2025	2024
Stock options	4,539,300	—
Warrants to purchase Common Shares	434,916	—
Restricted stock	40,103	36,893
Restricted stock units	1,263,384	—
Performance-based restricted stock units	395,589	—
Market-based restricted stock units	395,588	—
Total	7,068,880	36,893

17. Subsequent Events

On September 4, 2025, Perceptive Credit Holdings IV, LP exercised their warrant to purchase Common Shares on a cashless basis, resulting in the issuance of 100,397 Common Shares to them at an exercise price of $11.54 as described in Note 7 “Long-Term Debt”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes to those statements included in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years ended April 30, 2025 and 2024 included in our Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A, ““Risk Factors” included in this Quarterly Report and in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our Annual Report.

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

Our fiscal year ends on April 30 of each year. We incurred net losses of $25.8 million and $20.3 million for the three months ended July 31, 2025 and 2024, respectively. For the three months ended July 31, 2025, we generated revenue of $19.4 million, with a gross profit of $8.9 million, compared to revenue of $12.8 million, with a gross profit of $4.2 million, for the three months ended July 31, 2024. As of July 31, 2025, we had cash and cash equivalents balances of $201.5 million, and an accumulated deficit of $546.1 million.

From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions (as defined in Note 1, “The Company,” to our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report), in the form of common stock and redeemable preferred stock, and borrowings under our Term Loan 2024 (as defined below). For more information, see “—Liquidity and Capital Resources—Sources of Liquidity”.

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

Cost of Revenue

Cost of revenue consist of direct material, labor and indirect costs related to the lease performance of our ASSURE WCD such as the cost of disposable WCD device components, depreciation expense of reusable medical rental equipment components, shipping and order fulfillment costs, as well as other indirect costs incurred to support the manufacture and medical rental equipment delivery to and ongoing support for the patient incurred in connection with providing our ASSURE WCD to patients. Overall expenditures for disposable components and reprocessing costs will increase as the number of patients receiving our ASSURE WCD increases and to a lesser extent, depreciation expense will increase as additional reusable ASSURE WCD components are purchased. However, depreciation expense as a percentage of cost of revenue is expected to decrease in the long run through economies of scale as we continue to grow our business. For additional information on how depreciation impacts our financial results, see Note 2, “Significant Accounting Policies” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Interest and Other Expense (Income)

Interest and other expense (income) consists of cash and non-cash components. The cash component of interest expense (income) is attributable to borrowings under our term loan as well as interest received from various interest-bearing bank accounts. The non-cash component consists of interest expense recognized from the amortization of debt discounts, debt issuance costs and warrant fair value adjustments.

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

Results of Operations for the Three Months Ended July 31, 2025 and 2024

The following tables set forth our results of operations for the three months ended July 31, 2025 and 2024. We have derived the data for the three months ended July 31, 2025 and 2024 from our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results for historical periods are not necessarily indicative of the results of operations for any future period, and our interim results are not necessarily indicative of the results to be expected for the full year.

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$19,371	$12,782	$6,589	52%
Cost of revenue	10,520	8,582	1,938	23%
Gross profit	8,851	4,200	4,651	111%
Operating expenses:
Research and development	4,001	3,404	597	18%
Selling, general and administrative	33,728	19,227	14,501	75%
Total operating expenses	37,729	22,631	15,098	67%
Loss from operations	(28,878)	(18,431)	(10,447)	57%
Other expense (income):
Interest expense	1,912	1,874	38	2%
Interest income	(2,167)	(37)	(2,130)	NM
Other expense (income)	(2,830)	48	(2,878)	NM
Net loss before provision for income taxes	(25,793)	(20,316)	(5,477)	27%
Provision for income taxes	33	7	26	371%
Net loss and comprehensive loss	(25,826)	(20,323)	(5,503)	27%
Net loss attributable to non-controlling interest	—	(439)	439	(100%)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(25,826)	(19,884)	(5,942)	30%
Less: Undeclared preferred stock dividends	—	2,383	(2,383)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(25,826)	$(22,267)	$(3,559)	16%

NM = Percentage not meaningful

Comparison of the Three Months Ended July 31, 2025 and 2024

Revenue

Revenue for the three months ended July 31, 2025 increased by $6.6 million, or 52%, compared to the three months ended July 31, 2024. Revenue growth was primarily driven by an increase in the number of patients using our products while reimbursement rates remained largely flat. There was a 54% increase in the number of patients using our products and a 55% increase in the size of our revenue cycle management team to improve collection efforts.

Cost of Revenue

Cost of revenue for the three months ended July 31, 2025 increased by $1.9 million, or 23%, compared to the three months ended July 31, 2024. The increase in cost of revenue was primarily driven by a $1.8 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, which were directly attributable to an increase in the number of patients using our product, a $0.5 million increase in reserve for lost or damaged equipment, a $0.2 million increase in depreciation expense due to an increased number of monitor units, a $0.1 million increase in inbound freight due to an increase in returns, and a $0.1 million increase in standard kits costs, partially offset by a $0.6 million decrease in depreciation expense from increased useful lives of our components and a $0.2 million decrease in other supplier costs.

Gross Profit

Gross profit for the three months ended July 31, 2025 increased by $4.7 million, or 111%, compared to the three months ended July 31, 2024. The increase in gross profit was primarily due to growth in both our total revenue, which was driven by the increased number of patients using our product and improved collection efforts driven by further increases in the size of our revenue cycle management team. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 21% for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Research and Development Costs

Research and development costs for the three months ended July 31, 2025 increased by $0.6 million, or 18%, compared to the three months ended July 31, 2024. The increase was primarily driven by an increase in contractor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2025 increased by $14.5 million, or 75%, compared to the three months ended July 31, 2024. The increase was primarily driven by a $9.3 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $2.0 million increase in legal, accounting, and professional service fees related to our transition to a public company, a $1.7 million increase in commercial support costs including contractors and external recruitment costs, a $0.7 million increase in travel and entertainment expenses due to an increase in headcount, a $0.4 million increase related to shipping and logistics costs, and a $0.4 million increase related to increased software licensing fees driven by increased headcount.

Interest and Other Expense (Income)

Interest expense for the three months ended July 31, 2025 remained largely flat compared to the three months ended July 31, 2024.

Interest income for the three months ended July 31, 2025 increased by $2.1 million compared to the three months ended July 31, 2024. The increase was due to $2.1 million interest income received from various interest-bearing bank accounts as a result of higher account balances.

Other expense (income) for the three months ended July 31, 2025 decreased by $2.9 million compared to the three months ended July 31, 2024. The decrease was primarily due to a $2.9 million decrease in the fair value of the warrant liability.

Provision for Income Taxes

For each of the three months ended July 31, 2025 and 2024, the tax provision was less than $0.1 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss and comprehensive loss were $25.8 million and $20.3 million for the three months ended July 31, 2025, and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $546.1 million. For the three months ended July 31, 2025, and 2024, we generated negative operating cash flows of $26.3 million and $17.5 million, respectively.

As of July 31, 2025, and April 30, 2025, our principal sources of liquidity consisted of $201.5 million and $237.9 million of cash and cash equivalents, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months.

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

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024 and our revenues. We expect our cash generation from operations and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of July 31, 2025, the outstanding principal amount under the Term Loan 2024 was approximately $45.0 million. For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As of July 31, 2025, we had cash and cash equivalents and restricted cash balances of $201.5 million and an accumulated deficit of $546.1 million.

In the three months ended July 31, 2024, we received $103.4 million in cash from West Affum Holdings, L.P. in return for the issuance of redeemable preferred stock as described in Note 10, “Redeemable Preferred Stock,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. Additionally, in July 2024, one of our subsidiaries received $17.1 million from a third-party investor in return for redeemable shares of the subsidiary.

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

On February 25, 2025, we entered into the Second Amendment to Credit Agreement and Guaranty, by and among Kestra Medical Technologies, Inc., the Company, the guarantors party thereto, the lenders party thereto and Perceptive Credit Holdings IV, LP, as administrative agent (the “Second Amendment to Credit Agreement”) which amended the Term Loan 2024 to adjust the revenue milestones set forth in the Term Loan 2024 and to amend our ability to draw on additional funds. Under the Second Amendment to Credit Agreement, an additional $15.0 million term loan draw is available to us through July 31, 2026 upon achievement of a twelve-month trailing revenue run rate of $60.0 million. In connection with the Second Amendment to Credit Agreement and the IPO, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with a new warrant to purchase up to 325,847 of our common shares with an exercise price of $11.54 per share.

For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements for the three months ended July 31, 2025 and 2024 included elsewhere in this Quarterly Report and our consolidated financial statements for the fiscal years ended April 30, 2025 and 2024 included in the Annual Report.

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended July 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(26,274)	$(17,499)
Net cash used in investing activities	(8,232)	(7,034)
Net cash provided by (used in) financing activities	(1,875)	116,253
Increase (decrease) in cash, cash equivalents and restricted cash	$(36,381)	$91,720

Cash Flows from Operating Activities

For the three months ended July 31, 2025, cash used in operating activities was $26.3 million, which primarily consisted of a net loss of $25.8 million and a net decrease of $6.1 million in operating assets and liabilities, offset by a net increase of $5.6 million in non-cash charges. The net change in our operating assets and liabilities consisted of changes in accounts payable of $2.9 million, account receivables of $1.8 million, accrued liabilities of $0.9 million, disposable medical equipment supplies of $0.5 million, and operating lease liabilities of $0.1 million, partially offset by prepaid expenses and other current assets of $0.1 million. The non-cash charges primarily consisted of share-based compensation expense of $4.6 million, depreciation and amortization of $2.0 million, provision for uncollectible accounts receivable of $0.6 million, amortization of debt discounts and issuance costs of $0.5 million, reserve for lost medical supplies of $0.4 million, loss on disposal of property and equipment of $0.3 million, and non-cash lease expense of $0.1 million, partially offset by change in fair value of warrant liability of $2.9 million.

For the three months ended July 31, 2024, cash used in operating activities was $17.5 million, which primarily consisted of a net loss of $20.3 million and a net decrease of $1.5 million in operating assets and liabilities, offset by a net increase of $4.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to changes in accounts receivable of $2.9 million, disposable medical equipment supplies of $0.6 million, and prepaid expenses and other current assets of $0.4 million, partially offset by changes in accounts payable of $2.3 million and accrued liabilities of $0.1 million. The non-cash charges primarily consisted of depreciation and amortization expense of $2.4 million, provision for uncollectible accounts receivable of $0.7 million, share-based compensation expense of $0.4 million, interest paid-in-kind of $0.2 million related to the Term Loan 2024, non-cash lease expense of $0.2 million, loss on disposal of property and equipment of $0.2 million, and amortization of debt discounts and issuance costs of $0.2 million.

Cash Flows from Investing Activities

For the three months ended July 31, 2025, cash used in investing activities was $8.2 million, which primarily consisted of $8.1 million of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements, and $0.1 million of deposits paid for medical rental equipment.

For the three months ended July 31, 2024, cash used in investing activities was $7.0 million, which primarily consisted of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements.

Cash Flows from Financing Activities

For the three months ended July 31, 2025, cash used in financing activities was $1.9 million, which primarily consisted of payments of IPO offering costs.

For the three months ended July 31, 2024, cash provided by financing activities was $116.2 million, which primarily consisted of proceeds from the issuance of redeemable preferred stock of $103.4 million and $17.1 million in proceeds from issuance of stock to non-controlling interests. The increase in cash provided by financing activities was offset by equity issuance costs of $3.3 million and deemed dividend payments of $1.0 million.

Off-Balance Sheet Arrangements

As of July 31, 2025, we had two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience, known trends and events and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates under different assumptions or conditions, could have a material impact on the Company’s business, financial condition, results of operations and prospects.

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report filed with the SEC on July 17, 2025. See also Note 2 to our unaudited interim condensed consolidated financial statements elsewhere in this Quarterly Report. There have been no material changes in our significant accounting policies and estimates since our Annual Report.

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

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company for so long as either (1) the market value of our common shares held by non-affiliates is less than $250.0 million as of the last business day of our most recently completed second fiscal quarter or (2) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700.0 million as of the last business day of our most recently completed second quarter. Any loss of our status as a smaller reporting company takes effect in the first quarter after the fiscal year in which we cease to qualify as a smaller reporting company. To the extent that we continue to qualify as a smaller reporting company at the time we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Adopted and Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to our unaudited interim condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the three months ended July 31, 2025. For a discussion of our market risk, refer to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2025, because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in the Company’s Annual Report. There have been no material changes to our risk factors as previously disclosed in the Company’s Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended July 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kestra Medical Technologies, Ltd.

Date: September 12, 2025	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: September 12, 2025	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer