Form 10-Q
period 2025-10-31
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2025-12-11
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 5, 2025, the registrant had 58,349,053 Common Shares, par value $1.00 per share, outstanding.

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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report. More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, (the “SEC”) including in our Annual Report on Form 10-K for the year ended April 30, 2025 (the “Annual Report”), particularly under Part I, Item 1A, "Risk Factors."

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

Part I – Financial Information

Item 1. Financial Statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 31,	April 30,
	2025	2025

Assets
Current assets
Cash and cash equivalents	$175,424	$237,595
Accounts receivable, net	10,413	8,081
Disposable medical equipment supplies	6,918	6,572
Prepaid expenses and other current assets	2,659	3,080
Total current assets	195,414	255,328

Right-of-use assets	1,960	2,078
Deposits	1,858	2,021
Restricted cash	334	334
Property and equipment, net	45,932	34,830
Other long-term assets	1,203	1,153
Total assets	$246,701	$295,744

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,209	$23,961
Accrued liabilities	15,494	13,829
Operating lease liabilities, current portion	53	187
Total current liabilities	35,756	37,977

Operating lease liabilities, net of current portion	2,874	3,026
Warrant liabilities	1,977	8,097
Other long-term liabilities	140	140
Long-term debt, net	41,873	41,098
Total liabilities	82,620	90,338

Commitments and contingencies (Note 14)

Shareholders’ equity

Common Shares, $1.00 par value; 100,000,000 shares authorized as of October 31, 2025 and April 30, 2025; 51,449,053 issued and outstanding as of October 31, 2025 and 51,348,656 shares issued and outstanding as of April 30, 2025	51,449	51,349
Additional paid-in capital	691,492	674,306
Accumulated deficit	(578,860)	(520,249)
Total shareholders’ equity	164,081	205,406
Total liabilities and shareholders’ equity	$246,701	$295,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Revenue	$22,565	$14,710	$41,937	$27,492
Cost of revenue	11,141	8,880	21,661	17,462
Gross profit	11,424	5,830	20,276	10,030
Operating expenses:
Research and development	4,878	3,509	8,878	6,913
Selling, general and administrative	38,301	21,455	72,029	40,682
Total operating expenses	43,179	24,964	80,907	47,595
Loss from operations	(31,755)	(19,134)	(60,631)	(37,565)
Other expense (income):
Interest expense	1,901	2,317	3,814	4,191
Interest income	(1,796)	(878)	(3,962)	(915)
Other expense (income)	891	40	(1,939)	88
Net loss before provision for income taxes	(32,751)	(20,613)	(58,544)	(40,929)
Provision for income taxes	34	8	67	15
Net loss and comprehensive loss	(32,785)	(20,621)	(58,611)	(40,944)
Net loss attributable to non-controlling interest	—	(253)	—	(692)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(32,785)	(20,368)	(58,611)	(40,252)
Less: Undeclared preferred stock dividends	—	3,323	—	5,706
Net loss attributable to common shareholders, basic and diluted	$(32,785)	$(23,691)	$(58,611)	$(45,958)

Net loss per share attributable to common shareholders, basic and diluted	$(0.64)	$(1.19)	$(1.14)	$(2.31)
Weighted-average shares of common shares outstanding, basic and diluted[1]	51,376,278	19,885,382	51,340,438	19,885,382

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)

Balances at April 30, 2024[2]	177,110	$177,110	19,909,281	$19,909	$177,149	$(406,435)	$—	$(209,377)
Share-based compensation expense	—	—	—	—	377	—	—	377
Issuance of redeemable preferred stock	103,400	103,400	—	—	—	—	—	—
Issuance of stock to non-controlling interest	—	—	—	—	—	—	17,100	17,100
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(4,248)	—	—	(4,248)
Net loss and comprehensive loss	—	—	—	—	—	(19,884)	(439)	(20,323)
Balances at July 31, 2024	280,510	280,510	19,909,281	19,909	173,278	(426,319)	16,661	(216,471)
Share-based compensation expense	—	—	—	—	1,122	—	—	1,122
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(575)	—	—	(575)
Net loss and comprehensive loss	—	—	—	—	—	(20,368)	(253)	(20,621)
Balances at October 31, 2024	280,510	$280,510	19,909,281	$19,909	$173,825	$(446,687)	$16,408	$(236,545)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at April 30, 2025	51,348,656	$51,349	$674,306	$(520,249)	$205,406
Share-based compensation expense	—	—	4,579	—	4,579
Net loss and comprehensive loss	—	—	—	(25,826)	(25,826)
Balances at July 31, 2025	51,348,656	51,349	678,885	(546,075)	184,159
Share-based compensation expense	—	—	8,653	—	8,653
Issuance of common shares - exercise of warrant	100,397	100	3,954		4,054
Net loss and comprehensive loss	—	—	—	(32,785)	(32,785)
Balances at October 31, 2025	51,449,053	$51,449	$691,492	$(578,860)	$164,081

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(58,611)	$(40,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,401	4,244
Loss on disposal of property and equipment	560	580
Reserve for lost equipment and supplies	901	477
Provision for uncollectible accounts receivable	1,150	1,074
Interest paid-in-kind	—	467
Amortization of debt discounts and issuance costs	937	861
Share-based compensation expense	13,232	1,499
Non-cash lease expense	148	242
Change in fair value of warrant liabilities	(2,065)	—
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(596)	(1,117)
Prepaid expenses and other current assets	953	(53)
Accounts receivable	(3,482)	(4,470)
Accounts payable	(2,372)	(345)
Accrued liabilities	520	1,786
Operating lease liabilities	(313)	124
Other long-term assets	20	20
Net cash used in operating activities	(44,617)	(35,555)
Cash flows from investing activities
Purchases of property and equipment	(15,431)	(11,484)
Deposits for medical rental equipment	(338)	(197)
Refund of deposits for medical rental equipment:	117	227
Net cash used in investing activities	(15,652)	(11,454)
Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	—	103,400
Proceeds from issuance of stock to non-controlling interest	—	17,100
Deemed dividend for payments to third party on behalf of shareholder	—	(1,598)
Payment of equity issuance costs:	(1,902)	(3,224)
Net cash provided by (used in) financing activities	(1,902)	115,678
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,171)	68,669
Cash, cash equivalents and restricted cash
Beginning of period	237,929	8,583
End of period	$175,758	$77,252
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$175,424	$76,918
Restricted cash:	334	334
Cash, cash equivalents and restricted cash	$175,758	$77,252
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$8,313	7,914
Exercise of liability classified warrant	4,055	—
Supplemental disclosure of cash flow information
Income taxes paid (refunds received)	$(18)	$43
Interest paid	2,846	2,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share, per share data and percentages)

1. The Company

Kestra Medical Technologies, Ltd. is a commercial stage medical device company, which principally generates revenue through leasing the ASSURE© System, which consists of a Wearable Cardioverter Defibrillator (“WCD”), to patients.

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

The Company and its consolidated subsidiaries own certain intellectual property related to the development of personal WCD approved by the U.S. Food and Drug Administration (“FDA”) in July of 2021.

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

Liquidity

As of October 31, 2025, the Company’s principal sources of liquidity consisted of $175,424 of cash and cash equivalents.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the six months ended October 31, 2025 and 2024, the Company incurred net losses of $58,611 and $40,944, respectively. Cash used in operating activities was $44,617 and $35,555 for the six months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the Company had an accumulated deficit of $578,860.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting currency is the U.S. dollar.

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

Certain prior period amounts in the unaudited interim condensed consolidated statements of operations and comprehensive loss and cash flows have been reclassified to conform to the current period presentation.

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

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts receivable were $4,343 and $3,193 as of October 31, 2025 and April 30, 2025, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Restricted cash consists of amounts related to the Company’s office lease agreement and credit card collateralization. In lieu of a cash security deposit, the landlord required an irrevocable standby letter of credit upon execution of the lease be maintained throughout the term of the lease agreement in the amount of $109 as of October 31, 2025 and April 30, 2025. The Company also had restricted cash of $225 for credit card collateralization as of October 31, 2025 and April 30, 2025.

Revenue

The Company generates revenue from the leases of ASSURE© System, which consists of a WCD combined with a proprietary digital healthcare platform, to at-risk patients for a fixed amount on a month-to-month basis. The lease payments generally consist of the contracted amounts based on reimbursement arrangements with third-party payors including Medicare, Medicaid and private commercial payors, and/or certain patient co-payments. The patient has the right to cancel the lease at any time during the rental period.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), requiring disclosure in the notes to the financial statements for specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted and can be applied either prospectively or retrospectively. The Company is evaluating the impact that this ASU will have on its financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), modernizing the accounting framework for internal-use software by eliminating the prior stage-based model and introducing a principles-based capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact that this ASU will have on its financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the unaudited interim condensed consolidated financial statements as a result of future adoption. No new accounting pronouncements were adopted during the six months ended October 31, 2025.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	October 31, 2025	April 30, 2025
Prepaid software fees	$1,304	$1,387
Other current assets	1,355	1,693
Prepaid expenses and other current assets	$2,659	$3,080

4. Property and Equipment

Property and equipment consisted of the following at:

	October 31, 2025	April 30, 2025
Medical rental equipment	$67,053	$52,670
Test equipment	3,312	3,115
Office equipment and furniture	1,494	1,446
Leasehold improvements	919	919
Work in progress	919	635
Total property and equipment	73,697	58,785
Less: accumulated depreciation	(27,765)	(23,955)
Property and equipment, net	$45,932	$34,830

The Company recorded $2,372 and $1,869 of depreciation expense for the three months ended October 31, 2025 and 2024, respectively; and depreciation expense of $4,401 and $4,244 for the six months ended October 31, 2025 and 2024, respectively.

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

In May 2025, the Company entered into a new lease agreement for an office in Texas, commencing on May 15, 2025. The lease is set to expire on May 31, 2026.

Operating lease expense was as follows for the periods below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Operating lease expense	$222	$192	$442	$366
Variable lease expense	173	153	339	306
Total operating lease expense	$395	$345	$781	$672

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $997 and $333 for the six months ended October 31, 2025 and 2024, respectively.

The weighted average remaining lease term for the Company’s operating leases was 42 months as of October 31, 2025, and 48 months as of April 30, 2025. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 15.2% as of October 31, 2025 and April 30, 2025.

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	October 31, 2025	April 30, 2025
Bonuses and commissions	$5,839	$6,368
Other accrued liabilities	5,346	3,547
Paid time off	2,468	2,305
Professional services	1,398	1,141
Payroll and payroll taxes	443	468
Accrued liabilities	$15,494	$13,829

7. Long-Term Debt

On September 29, 2023, the Company entered into a Credit Agreement with a lender that provided a Senior Secured Delayed Draw Term Loan Facility (as amended, the “Term Loan 2024”) in an aggregate principal amount of up to $60.0 million and matures on September 29, 2028. Borrowings are made available in up to three tranches, the first of which is available upon closing of the agreement, which included committed equity funding of at least $75 million, and two follow on tranches of $7.5 million which became available before November 1, 2024, and February 1, 2025, dependent on upon achievement of revenue milestones of trailing twelve-month revenues of $50.0 million and $70.0 million, respectively. The Term Loan 2024 bears interest equal to the sum of Term Secured Overnight Financing Rate plus 7.25% for each interest period which is measured monthly and is payable on the last day of each fiscal quarter. Through March 31, 2025, the Company had the ability to pay-in-kind up to 2% of the payable interest. The Term Loan 2024 requires a minimum level of cash of $3.0 million and certain revenue thresholds based upon trailing twelve-month revenue results. The revenue covenant began to be measured on April 30, 2024.

On September 29, 2023, the Company drew an initial $45.0 million. In connection with the first draw, the Company incurred a 1% facility fee of the total available loan amount of $60.0 million upon the draw of the first tranche of $600 and legal fees of $1,753 for both the Company and the lender. The Company recognized the facility fee and legal fees as a discount of $1,765 to the Term Loan 2024 for the initial draw on the loan, and $588 as an Other long-term asset, for the remainder available to draw. Each of these will be amortized as interest expense over the term of the loan on a straight-line basis.

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

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026 upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche borrowing date. As of October 31, 2025, the Company was in compliance with all financial covenants.

In connection with the IPO, the warrant issued to the lender on September 29, 2023 was cancelled and exchanged for a new warrant (the “2033 Warrant”) to purchase up to 325,847 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $11.54. The 2033 Warrant expires on September 29, 2033. The 2033 Warrant is classified as a liability and is recorded as a discount to the Term Loan 2024. Upon the funding of additional amounts under the third tranche of Term Loan 2024, the Company will issue additional warrants to the lender exercisable for Common Shares with a value equal to 10% of the amount funded.

On September 4, 2025, the lender fully exercised the 2033 Warrant to purchase Common Shares on a cashless basis, resulting in the issuance of 100,397 Common Shares and the cancellation of the 2033 Warrant.

The Company’s long-term debt consisted of the following at:

	October 31, 2025	April 30, 2025
Term loan	$45,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	1,395	1,395
Less: unamortized debt issuance costs and debt discount	(4,522)	(5,297)
Total long-term debt	$41,873	$41,098

The Company recognized expenses related to the Term Loan 2024 as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cash interest expense	$1,423	$1,231	$2,846	$2,451
Amortization of the facility fee and legal fees	88	579	177	697
Amortization of the debt discount recognized in connection with the warrant	380	82	760	164
Interest expense paid-in-kind and applied to the Term Loan 2024 balance	—	234	—	467
Total expense recognized related to the Term Loan 2024	$1,891	$2,126	$3,783	$3,779

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and April 30, 2025:

	Level 1	Level 2	Level 3
October 31, 2025
Assets
Cash and cash equivalents	$175,424	$—	$—
Restricted cash	334	—	—
Total assets	$175,758	$—	$—
Liabilities
Warrant liabilities	—	—	1,977
Total liabilities	$—	$—	$1,977

April 30, 2025
Assets
Cash and cash equivalents	$237,595	$—	$—
Restricted cash	334	—	—
Total assets	$237,929	$—	$—
Liabilities
Warrant liabilities	—	—	8,097
Total liabilities	$—	$—	$8,097

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash and cash equivalents within the fair value hierarchy.

As of October 31, 2025 and April 30, 2025, the fair value of the long-term debt, net of discounts, approximated $48,330 and $47,330, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

There were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the six months ended October 31, 2025 and 2024.

Warrant Liabilities

As of October 31, 2025, the Company recorded warrant liabilities from issuance of warrants to the lender of the Term Loan 2024 in connection with the amendment on February 25, 2025. The warrant liabilities are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrants.

As of October 31, 2025, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the warrant liabilities included the fair value per share of the underlying Common Shares, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Common Shares. The expected volatility is derived from comparable public companies as the Company did not have sufficient trading history for the Company’s Common Shares. The change in fair value of warrant liability is included in other expense (income) within the unaudited interim condensed consolidated statements of operations and comprehensive loss.

The following table presents the significant inputs and assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant liabilities as of October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025
Strike price	$11.54	$11.54
Expected term (in years)	7.92	8.42
Expected volatility	65%	65.0%
Risk free rate	3.89%	4.21%
Dividend yield	0.0%	0.0%

A reconciliation of the Level 3 liabilities is as follows:

Fair value of Level 3 liabilities as of April 30, 2025	$8,097
Change in fair value of warrant liabilities	(2,065)
Exercise of warrant	(4,055)
Fair value of Level 3 liabilities as of October 31, 2025	$1,977

9. Common Shares

The Company had 100,000,000 Common Shares authorized and 51,449,053 and 51,348,656 Common Shares issued and outstanding with a par value of $1.00 per Common Share as of October 31, 2025 and April 30, 2025, respectively. Each Common Share is entitled to one vote.

10. Redeemable Preferred Stock

In May 2022, Intermediate Holdings amended and restated its Memorandum and Articles of Association, according to which Intermediate Holdings’ existing share capital of 5,000,000 shares can upon the discretion of Intermediate Holdings be issued in the form of either common and/or preferred stock with a par value of $0.01 each.

In May and July of 2024, Intermediate Holdings issued to West Affum LP a total of 103,400 shares of preferred stock for proceeds of $103,400. Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’ subsidiaries. There were no shares of preferred stock outstanding as of October 31, 2025 and April 30, 2025.

Preferred stock issued is considered non-voting and is subject to a preferred dividend accrued daily with a set payment “yield” capped at 4.7% for issuances prior to April 30, 2023 and at 6.0% for issuances on or after May 1, 2023. No dividends were declared for the six months ended October 31, 2025 and 2024. Cumulative unpaid dividends were factored into the value of the preferred stock when exchanged for Common Shares of Kestra Medical Technologies, Ltd. in connection with the Organizational Transactions.

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

12. Equity Incentive Plan and Stock Based Compensation

Restricted Common Units and Restricted Shares

Certain directors and advisors of the Company were granted 17,149 shares of restricted common units of West Affum LP between September 1, 2022 and October 16, 2024, with a vesting period of 3 years. In connection with the IPO, the restricted common units converted into 23,899 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the original grant agreements. As of October 31, 2025, 19,916 and 3,983 of these Common Shares were vested and unvested, respectively. As of April 30, 2025, 11,950 and 11,950 were vested and unvested, respectively.

Certain directors and advisors of the Company were granted 35,787 shares of restricted Class A Common Units of West Affum LP between July 24, 2024 and November 3, 2024, with a vesting period of 3 years. In connection with the IPO, Class A Common Units were automatically exchanged into 45,479 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the directors’ original grant agreements. During the six months ended October 31, 2025, there were 18,795 restricted Common Shares vested. As of October 31, 2025, there were 23,822 and 21,657 shares of vested and unvested restricted Common Shares outstanding. As of April 30, 2025, there were 12,994 and 32,485 shares of vested and unvested restricted Common Shares outstanding.

Share-based compensation expense associated with restricted common units and restricted Common Shares is immaterial and recorded within selling, general and administrative expense.

In connection with the IPO, the Company entered into the 2025 Omnibus Incentive Plan to grant eligible individuals incentive equity awards, including stock options and restricted stock units. Stock option and restricted stock unit activity for the six months ended October 31, 2025 is as follows:

Stock Options

Stock Option activity for the six months ended October 31, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at April 30, 2025	4,649,100	$17.04	9.85	$32,640
Forfeited	(88,200)	17.34
Balance at October 31, 2025	4,560,900	17.04	9.35	47,342
Vested and Exercisable at October 31, 2025	1,658,100	17.07	9.35	17,211

As of October 31, 2025, unrecognized compensation cost for outstanding Stock Options was $20,057, with the weighted-average period over which this cost is expected to be recognized at 1.29 years. The aggregate intrinsic value of Stock Options is calculated as the difference between the exercise price of the Stock Options and the fair value of the Company’s Common Shares for those Stock Options that had exercise prices lower than the fair value of the Company’s Common Shares.

The weighted average grant date fair value of Stock Options outstanding as of October 31, 2025 was $10.20 per share.

Restricted Stock Units

The 2025 Omnibus Incentive Plan also allows for the grants of restricted shares and restricted stock units. During the six months ended October 31, 2025, the Company granted restricted stock units which vest under three methods:

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

Restricted Stock Units

Restricted stock unit activity for the six months ended October 31, 2025 is as follows:

	Number of restricted units	Weighted average grant date fair value
Outstanding at April 30, 2025	—	$—
Granted	2,251,618	16.26
Forfeited	(37,100)	15.74
Outstanding at October 31, 2025	2,214,518	$16.26

As of October 31, 2025, there was $32,843 of total unrecognized compensation cost related to unvested restricted units that is expected to be recognized over a weighted-average period of approximately 2.68 years. As of October 31, 2025, none of the restricted units were vested.

Performance Based Restricted Stock Units

During the six months ended October 31, 2025, the Company granted 395,589 performance-based restricted stock units that vest upon achieving curtained performance objectives. As of October 31, 2025, achievement of these performance objectives was deemed probable. The weighted average grant date fair value is $15.35.

As of October 31, 2025, there was $3,830 of total unrecognized compensation cost related to unvested performance-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.50 years. As of October 31, 2025, none of the performance-based restricted stock units were vested.

Market Based Restricted Stock Units

During the six months ended October 31, 2025, the Company granted 197,794 market-based restricted stock units that vest upon achieving both market conditions and service conditions.

The Company estimated the fair value of the market-based restricted stock units granted using a Monte Carlo simulation model with the following assumptions:

October 31, 2025
Expected volatility	54.0%
Expected term	1.8 years
Risk free rate	3.95%
Fair value of underlying common stock	$16.46
Weighted average grant-date fair value per share	$18.81

As of October 31, 2025, there was $3,180 of total unrecognized compensation cost related to unvested market-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.71 years. As of October 31, 2025, none of the market-based restricted stock units were vested.

Share Based Compensation

The Company recorded share-based compensation in the following expense categories of its unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Research and development	$1,087	$44	$1,542	$88
Selling, general and administrative	7,566	1,078	11,690	1,411
Total share-based compensation expense	$8,653	$1,122	$13,232	$1,499

13. Income Taxes

The following table presents details of the provision for income taxes and effective tax rates:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Provision for income taxes	$34	$8	$67	$15
Effective tax rate	0.11%	-0.03%	0.11%	-0.03%

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

The Company’s effective tax rate varies from the statutory Irish tax rate due to the impact of the valuation allowance and the effect of state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of October 31, 2025 and April 30, 2025, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

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

The Company enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts as of October 31, 2025 and April 30, 2025. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

15. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the six months ended October 31, 2025 and 2024, matching and discretionary contributions by the Company totaled $1,025 and $766, respectively.

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

Basic net loss per share attributable to common shareholders is calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants to purchase Common Shares. Diluted net loss per share attributable to common shareholders is computed giving effect to all potentially dilutive common shares, including common shares issuable upon vesting of share-based payment awards and/or upon exercise of the warrants. For the six months ended October 31, 2025 or 2024, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the three and six months ended October 31, 2025 and 2024:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Kestra Medical Technologies, Ltd.	$(32,785)	$(20,368)	$(58,611)	$(40,252)
Undeclared preferred dividends	—	(3,323)	—	(5,706)
Net loss attributable to common shareholders	$(32,785)	$(23,691)	$(58,611)	$(45,958)
Denominator:
Weighted average shares of common share outstanding - basic and diluted	51,376,278	19,885,382	51,340,438	19,885,382
Net loss per share attributable to common shareholders - basic and diluted	$(0.64)	$(1.19)	$(1.14)	$(2.31)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of October 31,
	2025	2024
Stock options	4,560,900	-
Warrants to purchase Common Shares	109,069	-
Restricted stock	25,640	57,429
Restricted stock units	2,214,518	-
Performance-based restricted stock units	395,589	-
Market-based restricted stock units	395,588	-
Total	7,701,304	57,429

17. Subsequent Event

Closing of Public Offering

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 common shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149.2 million, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of common shares offered pursuant to the public offering included 900,000 common shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The common shares were sold pursuant to an Underwriting Agreement, dated December 2, 2025, between the Company and BofA Securities, Inc., Piper Sandler & Co., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters named therein.

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

Overview

We are a commercial-stage, wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease using monitoring and therapeutic intervention technologies that are intuitive, intelligent, and connected. We have developed and are commercializing our Cardiac Recovery System platform, a comprehensive and advanced system that integrates monitoring, therapeutic treatment, digital health, and patient support services into a single, unified solution. The cornerstone of our Cardiac Recovery System platform is the ASSURE WCD, a next generation WCD used to protect patients at an elevated risk of SCA. The ASSURE WCD automatically monitors elevated risk patients and, if needed, delivers a defibrillation shock to return the patient’s heart to normal rhythm. We believe the ASSURE WCD offers significant clinical and functional advantages, including greater patient compliance as a result of a major reduction in false alarms, enhanced comfort and improved wearability. In addition to the ASSURE WCD, our Cardiac Recovery System platform includes a comprehensive suite of fully integrated digital solutions and services that enable enhanced patient and provider engagement and oversight, with the objective of improving patient outcomes. We believe our Cardiac Recovery System platform has the potential to disrupt the large existing market and grow the under-penetrated addressable market.

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

Our fiscal year ends on April 30 of each year. We incurred net losses of $32.8 million and $20.6 million for the three months ended October 31, 2025 and 2024, respectively. We incurred net losses of $58.6 million and $40.9 million for the six months ended October 31, 2025 and 2024, respectively. For the three months ended October 31, 2025, we generated revenue of $22.6 million, with a gross profit of $11.4 million, compared to revenue of $14.7 million, with a gross profit of $5.8 million, for the three months ended October 31, 2024. For the six months ended October 31, 2025, we generated revenue of $41.9 million, with a gross profit of $20.3 million, compared to revenue of $27.5 million, with a gross profit of $10.0 million, for the six months ended October 31, 2024. As of October 31, 2025, we had cash and cash equivalents balances of $175.4 million, and an accumulated deficit of $578.9 million.

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

Results of Operations for the Three and Six Months Ended October 31, 2025 and 2024

The following tables set forth our results of operations for the three and six months ended October 31, 2025 and 2024. We have derived the data for the three and six months ended October 31, 2025 and 2024 from our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results for historical periods are not necessarily indicative of the results of operations for any future period, and our interim results are not necessarily indicative of the results to be expected for the full year.

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$22,565	$14,710	$7,855	53%
Cost of revenue	11,141	8,880	2,261	25%
Gross profit	11,424	5,830	5,594	96%
Operating expenses:
Research and development	4,878	3,509	1,369	39%
Selling, general and administrative	38,301	21,455	16,846	79%
Total operating expenses	43,179	24,964	18,215	73%
Loss from operations	(31,755)	(19,134)	(12,621)	66%
Other expense (income):
Interest expense	1,901	2,317	(416)	(18%)
Interest income	(1,796)	(878)	(918)	105%
Other expense (income)	891	40	851	2128%
Net loss before provision for income taxes	(32,751)	(20,613)	(12,138)	59%
Provision for income taxes	34	8	26	325%
Net loss and comprehensive loss	(32,785)	(20,621)	(12,164)	59%
Net loss attributable to non-controlling interest	—	(253)	253	(100%)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(32,785)	(20,368)	(12,417)	61%
Less: Undeclared preferred stock dividends	—	3,323	(3,323)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(32,785)	$(23,691)	$(9,094)	38%

	Six Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue	$41,937	$27,492	$14,445	53%
Cost of revenue	21,661	17,462	4,199	24%
Gross profit	20,276	10,030	10,246	102%
Operating expenses:
Research and development	8,878	6,913	1,965	28%
Selling, general and administrative	72,029	40,682	31,347	77%
Total operating expenses	80,907	47,595	33,312	70%
Loss from operations	(60,631)	(37,565)	(23,066)	61%
Other expense (income):
Interest expense	3,814	4,191	(377)	(9%)
Interest income	(3,962)	(915)	(3,047)	333%
Other expense (income)	(1,939)	88	(2,027)	(2303%)
Net loss before provision for income taxes	(58,544)	(40,929)	(17,615)	43%
Provision for income taxes	67	15	52	347%
Net loss and comprehensive loss	(58,611)	(40,944)	(17,667)	43%
Net loss attributable to non-controlling interest	—	(692)	692	(100%)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(58,611)	(40,252)	(18,359)	46%
Less: Undeclared preferred stock dividends	—	5,706	(5,706)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(58,611)	$(45,958)	$(12,653)	28%

Comparison of the Three and Six Months Ended October 31, 2025 and 2024

Revenue

Revenue for the three months ended October 31, 2025 increased by $7.9 million, or 53%, compared to the three months ended October 31, 2024. Revenue growth was primarily driven by a 54% increase in the number of patients using our products while reimbursement rates remained consistent.

Revenue for the six months ended October 31, 2025 increased by $14.4 million, or 53%, compared to the six months ended October 31, 2024. Revenue growth was primarily driven by a 53% increase in the number of patients using our products while reimbursement rates remained consistent.

Cost of Revenue

Cost of revenue for the three months ended October 31, 2025 increased by $2.3 million, or 25%, compared to the three months ended October 31, 2024. The increase in cost of revenue was primarily driven by a $1.4 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, which were directly attributable to an increase in the number of patients using our product, a $0.9 million increase in depreciation expense due to an increased number of systems and equipment in use, and a $0.3 million increase in other costs, partially offset by a $0.4 million decrease in depreciation expense from increased useful lives of our components.

Cost of revenue for the six months ended October 31, 2025 increased by $4.2 million, or 24%, compared to the six months ended October 31, 2024. The increase in cost of revenue was primarily driven by a $3.2 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, which were directly attributable to an increase in the number of patients using our product, a $1.0 million increase in depreciation expense due to an increased number of systems and equipment in use, a $0.3 million increase in reserve for lost or damaged equipment, and a $0.4 million increase in other costs, partially offset by a $0.7 million decrease in depreciation expense from increased useful lives of our components.

Gross Profit

Gross profit for the three months ended October 31, 2025 increased by $5.6 million, or 96%, compared to the three months ended October 31, 2024. The increase in gross profit was primarily due to growth in our total revenue. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 20% for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Gross profit for the six months ended October 31, 2025 increased by $10.2 million, or 102%, compared to the six months ended October 31, 2024. The increase in gross profit was primarily due to growth in our total revenue. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 20% for the six months ended October 31, 2025 compared to the six months ended October 31, 2024, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Research and Development Costs

Research and development costs for the three months ended October 31, 2025 increased by $1.4 million, or 39%, compared to the three months ended October 31, 2024. The increase was primarily driven by a $1.1 million increase in share-based compensation expense and a $0.2 million increase in contractor costs.

Research and development costs for the six months ended October 31, 2025 increased by $2.0 million, or 28%, compared to the six months ended October 31, 2024. The increase was primarily driven by a $1.5 million increase in share-based compensation expense and a $0.4 million increase in contractor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 31, 2025 increased by $16.8 million, or 79%, compared to the three months ended October 31, 2024. The increase was primarily driven by a $12.0 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $1.6 million increase in legal, accounting, professional service fees, and insurance related to our transition to a public company, a $0.9 million increase in commercial support costs including contractors and external recruitment costs, a $0.8 million increase in travel and entertainment expenses due to an increase in headcount, a $0.5 million increase related to shipping and logistics costs, a $0.4 million increase related to conference fees, a $0.3 million increase related to increased software licensing fees driven by increased headcount, and a $0.2 million increase in other training costs.

Selling, general and administrative expenses for the six months ended October 31, 2025 increased by $31.3 million, or 77%, compared to the six months ended October 31, 2024. The increase was primarily driven by a $21.2 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $3.1 million increase in legal, accounting, professional service fees, and insurance related to our transition to a public company, a $1.7 million increase in commercial support costs including contractors and external recruitment costs, a $1.5 million increase in travel and entertainment expenses due to an increase in headcount, a $1.2 million increase in commercial training costs, a $0.9 million increase related to shipping and logistics costs, a $0.7 million increase related to increased software licensing fees driven by increased headcount, and a $0.5 million increase related to conference fees.

Interest and Other Expense (Income)

Interest expense for the three months ended October 31, 2025 decreased by $0.4 million compared to the three months ended October 31, 2024. The decrease was primarily driven by a decrease in debt discount amortization.

Interest expense for the six months ended October 31, 2025 decreased by $0.4 million compared to the six months ended October 31, 2024. The decrease was primarily driven by a decrease in debt discount amortization.

Interest income for the three months ended October 31, 2025 increased by $0.9 million compared to the three months ended October 31, 2024. The increase was due to interest income received from various interest-bearing bank accounts as a result of higher account balances.

Interest income for the six months ended October 31, 2025 increased by $3.0 million compared to the six months ended October 31, 2024. The increase was due to interest income received from various interest-bearing bank accounts as a result of higher account balances.

Other expense (income) for the three months ended October 31, 2025 increased by $0.9 million compared to the three months ended October 31, 2024. The increase was primarily due to an increase in the fair value of the warrant liability.

Other expense (income) for the six months ended October 31, 2025 decreased by $2.0 million compared to the six months ended October 31, 2024. The decrease was primarily due to the addition of the warrant liability.

Provision for Income Taxes

For each of the three and six months ended October 31, 2025 and 2024, the tax provision was less than $0.1 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss and comprehensive loss were $32.8 million and $20.6 million for the three months ended October 31, 2025 and 2024, respectively. Our net loss and comprehensive loss were $58.6 million and $40.9 million for the six months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $578.9 million. For the six months ended October 31, 2025 and 2024, we generated negative operating cash flows of $44.6 million and $35.6 million, respectively.

As of October 31, 2025 and April 30, 2025, our principal sources of liquidity consisted of $175.4 million and $237.6 million of cash and cash equivalents, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months.

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 common shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149.2 million, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of common shares offered pursuant to the public offering included 900,000 common shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The common shares were sold pursuant to an Underwriting Agreement, dated December 2, 2025, between the Company and BofA Securities, Inc., Piper Sandler & Co., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters named therein.

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

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024 and our revenues. We expect our cash generation from operations and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of October 31, 2025, the outstanding principal amount under the Term Loan 2024 was approximately $45.0 million. For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As of October 31, 2025, we had cash and cash equivalents and restricted cash balances of $175.4 million and an accumulated deficit of $578.9 million.

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 common shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149.2 million, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of common shares offered pursuant to the public offering included 900,000 common shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The common shares were sold pursuant to an Underwriting Agreement, dated December 2, 2025, between the Company and BofA Securities, Inc., Piper Sandler & Co., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters named therein.

In May and July of 2024, we received $103.4 million in cash from West Affum Holdings, L.P. in return for the issuance of redeemable preferred stock as described in Note 10, “Redeemable Preferred Stock,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. Additionally, in July 2024, one of our subsidiaries received $17.1 million from a third-party investor in return for redeemable shares of the subsidiary.

On September 29, 2023, we entered into a Credit Agreement with Perceptive Credit Holdings IV, LP, as administrative agent, which provides for a senior secured delayed draw term loan facility in an aggregate principal amount of up to $60.0 million (“Term Loan 2024”). The Term Loan 2024 matures on September 29, 2028. Borrowings under the Term Loan 2024 are made available in up to three tranches, the first of which is available upon closing of the Term Loan 2024 and two follow-on tranches of $7.5 million which would have become available before November 1, 2024 and February 1, 2025, dependent upon achievement of revenue milestones of trailing twelve month revenues of $50.0 million and $70.0 million, respectively. We did not meet the revenue milestone required to draw on the November 1, 2024 follow-on tranche of the Term Loan 2024. As of October 31, 2024, we determined it was not likely that we would meet the revenue milestone required to draw on the February 1, 2025 tranche of the Term Loan 2024. As a result, we expensed the asset related to debt issuance costs and facility fees in the amount of $0.5 million. The Term Loan 2024 bears interest on outstanding balances of Term SOFR plus a margin of 7.25% per annum. All interest is due and payable quarterly in arrears.

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

On February 25, 2025, we entered into the Second Amendment to Credit Agreement and Guaranty, by and among Kestra Medical Technologies, Inc., the Company, the guarantors party thereto, the lenders party thereto and Perceptive Credit Holdings IV, LP, as administrative agent (the “Second Amendment to Credit Agreement”) which amended the Term Loan 2024 to adjust the revenue milestones set forth in the Term Loan 2024 and to amend our ability to draw on additional funds. Under the Second Amendment to Credit Agreement, an additional $15.0 million term loan draw is available to us through July 31, 2026 upon achievement of a twelve-month trailing revenue run rate of $60.0 million. In connection with the Second Amendment to Credit Agreement and the IPO, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with the 2033 Warrant to purchase up to 325,847 of our common shares with an exercise price of $11.54 per share. On September 4, 2025, Perceptive Credit Holdings IV, LP fully exercised the 2033 Warrant to purchase Common Shares on a cashless basis, resulting in the issuance of 100,397 Common Shares and the cancellation of the 2033 Warrant.

For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report and our consolidated financial statements for the fiscal years ended April 30, 2025 and 2024 included in the Annual Report.

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended October 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(44,617)	$(35,555)
Net cash used in investing activities	(15,652)	(11,454)
Net cash provided by (used in) financing activities	(1,902)	115,678
Increase (decrease) in cash, cash equivalents and restricted cash	$(62,171)	$68,669

Cash Flows from Operating Activities

For the six months ended October 31, 2025, cash used in operating activities was $44.6 million, which primarily consisted of a net loss of $58.6 million and a net decrease of $5.3 million in operating assets and liabilities, offset by $19.3 million in net non-cash charges. The net change in our operating assets and liabilities consisted of changes in account receivables of $3.5 million, accounts payable of $2.4 million, disposable medical equipment supplies of $0.6 million, and operating lease liabilities of $0.3 million, partially offset by prepaid expenses and other current assets of $1.0 million and accrued liabilities of $0.5 million. The non-cash charges primarily consisted of share-based compensation expense of $13.2 million, depreciation and amortization of $4.4 million, provision for uncollectible accounts receivable of $1.2 million, amortization of debt discounts and issuance costs of $0.9 million, reserve for lost equipment and supplies of $0.9 million, loss on disposal of property and equipment of $0.6 million, and non-cash lease expense of $0.1 million, partially offset by change in fair value of warrant liability of $2.1 million.

For the six months ended October 31, 2024, cash used in operating activities was $35.6 million, which primarily consisted of a net loss of $40.9 million and a net decrease of $4.1 million in operating assets and liabilities, offset by a net increase of $9.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to changes in accounts receivable of $4.5 million, disposable medical equipment supplies of $1.1 million, accounts payable of $0.3 million, and prepaid expenses and other current assets of $0.1 million, partially offset by changes in accrued liabilities of $1.8 million, and operating lease liabilities of $0.1 million. The non-cash charges primarily consisted of depreciation and amortization expense of $4.2 million, share-based compensation expense of $1.5 million, provision for uncollectible accounts receivable of $1.1 million, amortization of debt discounts and issuance costs of $0.9 million, loss on disposal of property and equipment of $0.6 million, reserve for lost equipment and supplies of $0.5 million, interest paid-in-kind of $0.5 million related to the Term Loan 2024, and non-cash lease expense of $0.2 million .

Cash Flows from Investing Activities

For the six months ended October 31, 2025, cash used in investing activities was $15.7 million, which primarily consisted of $15.4 million of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements, and $0.3 million of deposits paid for medical rental equipment.

For the six months ended October 31, 2024, cash used in investing activities was $11.5 million, which primarily consisted of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements.

Cash Flows from Financing Activities

For the six months ended October 31, 2025, cash used in financing activities was $1.9 million, which primarily consisted of payments of equity offering costs.

For the six months ended October 31, 2024, cash provided by financing activities was $115.7 million, which primarily consisted of proceeds from the issuance of redeemable preferred stock of $103.4 million and $17.1 million in proceeds from issuance of stock to non-controlling interests. The increase in cash provided by financing activities was offset by equity issuance costs of $3.2 million and deemed dividend payments of $1.6 million.

Off-Balance Sheet Arrangements

As of October 31, 2025, we have two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the six months ended October 31, 2025. For a discussion of our market risk, refer to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025, because of the material weaknesses in our internal control over financial reporting described below.

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

We continue to evaluate current and projected resource needs on a regular basis, hire additional qualified resources as needed and have engaged third parties and other professionals to assist with the resolution of IT general controls and governance processes. Our ability to maintain qualified and adequate resources to support the Company and our projected growth will be a critical component of our internal control environment.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended October 31, 2025, each of Brian Webster, our Chief Executive Officer, and Traci Umberger, our Chief Administrative Officer and General Counsel, adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Brian Webster	September 29, 2025	Adoption	August 31, 2026	260,000
Traci Umberger	September 26, 2025	Adoption	September 29, 2026	91,500

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.2	Memorandum of Association (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.3	Amended and Restated Bye-laws of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).
3.4

Certificate of Deposit of Memorandum of Increase of Share Capital (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).

10.1+	Employment Agreement, dated as of October 17, 2025, between Kestra Medical Technologies, Inc. and Timothy Moran
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Includes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kestra Medical Technologies, Ltd.

Date: December 11, 2025	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: December 11, 2025	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer