Form 10-Q
period 2026-01-31
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2026-03-17
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 12, 2026, the registrant had 58,373,353 Common Shares, par value $1.00 per share, outstanding.

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

Part I – Financial Information

Item 1. Financial Statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	January 31,	April 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$291,321	$237,595
Accounts receivable, net	12,709	8,081
Disposable medical equipment supplies	6,829	6,572
Prepaid expenses and other current assets	3,204	3,080
Total current assets	314,063	255,328

Right-of-use assets	3,419	2,078
Deposits	1,847	2,021
Restricted cash	334	334
Property and equipment, net	53,799	34,830
Other long-term assets	5,880	1,153
Total assets	$379,342	$295,744

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,023	$23,961
Accrued liabilities	18,898	13,829
Operating lease liabilities, current portion	10	187
Total current liabilities	42,931	37,977

Operating lease liabilities, net of current portion	4,276	3,026
Warrant liabilities	1,745	8,097
Other long-term liabilities	140	140
Long-term debt, net	42,261	41,098
Total liabilities	91,353	90,338

Commitments and contingencies (Note 14)

Shareholders’ equity

Common Shares, $1.00 par value; 100,000,000 shares authorized as of January 31, 2026 and April 30, 2025; 58,349,053 issued and outstanding as of January 31, 2026 and 51,348,656 shares issued and outstanding as of April 30, 2025	58,349	51,349
Additional paid-in capital	842,666	674,306
Accumulated deficit	(613,026)	(520,249)
Total shareholders’ equity	287,989	205,406
Total liabilities and shareholders’ equity	$379,342	$295,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenue	$24,552	$15,090	$66,488	$42,582
Cost of revenue	11,646	8,543	33,307	26,005
Gross profit	12,906	6,547	33,181	16,577
Operating expenses:
Research and development	4,972	3,353	13,850	10,266
Selling, general and administrative	42,699	23,795	114,728	64,477
Total operating expenses	47,671	27,148	128,578	74,743
Loss from operations	(34,765)	(20,601)	(95,397)	(58,166)
Other expense (income):
Interest expense	1,888	1,783	5,702	5,974
Interest income	(2,163)	(628)	(6,125)	(1,543)
Other expense (income)	(359)	(15)	(2,299)	73
Net loss before provision for income taxes	(34,131)	(21,741)	(92,675)	(62,670)
Provision for income taxes	35	18	102	33
Net loss and comprehensive loss	(34,166)	(21,759)	(92,777)	(62,703)
Net loss attributable to non-controlling interest	—	(250)	—	(942)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(34,166)	(21,509)	(92,777)	(61,761)
Less: Undeclared preferred stock dividends	—	3,324	—	9,030
Net loss attributable to common shareholders, basic and diluted	$(34,166)	$(24,833)	$(92,777)	$(70,791)

Net loss per share attributable to common shareholders, basic and diluted	$(0.61)	$(1.25)	$(1.76)	$(3.56)
Weighted-average shares of common shares outstanding, basic and diluted[1]	55,848,413	19,885,382	52,843,097	19,885,382

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balances at April 30, 2024[2]	177,110	$177,110	19,909,281	$19,909	$177,149	$(406,435)	$—	$(209,377)
Share-based compensation expense	—	—	—	—	377	—	—	377
Issuance of redeemable preferred stock	103,400	103,400	—	—	—	—	—	—
Issuance of stock to non-controlling interest	—	—	—	—	—	—	17,100	17,100
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(4,248)	—	—	(4,248)
Net loss and comprehensive loss	—	—	—	—	—	(19,884)	(439)	(20,323)
Balances at July 31, 2024	280,510	280,510	19,909,281	19,909	173,278	(426,319)	16,661	(216,471)
Share-based compensation expense	—	—	—	—	1,122	—	—	1,122
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(575)	—	—	(575)
Net loss and comprehensive loss	—	—	—	—	—	(20,368)	(253)	(20,621)
Balances at October 31, 2024	280,510	280,510	19,909,281	19,909	173,825	(446,687)	16,408	(236,545)
Share-based compensation expense	—	—	—	—	$459	—	—	459
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(50)	—	—	(50)
Net loss and comprehensive loss	—	—	—	—	—	$(21,509)	$(250)	(21,759)
Balances at January 31, 2025	280,510	$280,510	19,909,281	$19,909	$174,234	$(468,196)	$16,158	$(257,895)

	Common Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at April 30, 2025	51,348,656	$51,349	$674,306	$(520,249)	$205,406
Share-based compensation expense	—	—	4,579	—	4,579
Net loss and comprehensive loss	—	—	—	(25,826)	(25,826)
Balances at July 31, 2025	51,348,656	51,349	678,885	(546,075)	184,159
Share-based compensation expense	—	—	8,653	—	8,653
Issuance of common shares - exercise of warrant	100,397	100	3,954	—	4,054
Net loss and comprehensive loss	—	—	—	(32,785)	(32,785)
Balances at October 31, 2025	51,449,053	51,449	691,492	(578,860)	164,081
Share-based compensation expense	—	—	10,108	—	10,108
Deemed dividend for payments to third party on behalf of shareholder	—	—	(320)	—	(320)
Issuance of common shares - equity offering, net of underwriter discounts and issuance costs of $10,414	6,900,000	6,900	141,386	—	148,286
Net loss and comprehensive loss	—	—	—	(34,166)	(34,166)
Balance at January 31, 2026	58,349,053	$58,349	$842,666	$(613,026)	$287,989

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities
Net loss	$(92,777)	$(62,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,384	6,132
Loss on disposal of property and equipment	727	882
Reserve for lost equipment and supplies	1,600	647
Provision for uncollectible accounts receivable	1,515	1,883
Interest paid-in-kind	—	703
Amortization of debt discounts and issuance costs	1,406	1,031
Share-based compensation expense	23,340	1,958
Non-cash lease expense	273	330
Change in fair value of warrant liabilities	(2,297)	—
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(466)	(2,823)
Prepaid expenses and other current assets	421	(431)
Accounts receivable	(6,143)	(7,814)
Accounts payable	(647)	3,665
Accrued liabilities	4,192	2,730
Operating lease liabilities	(541)	228
Other long-term assets	30	30
Net cash used in operating activities	(62,983)	(53,552)
Cash flows from investing activities
Purchases of property and equipment	(25,228)	(15,547)
Deposits for medical rental equipment	(527)	(627)
Refund of deposits for medical rental equipment	184	270
Investment in equity security	(5,000)	—
Net cash used in investing activities	(30,571)	(15,904)
Cash flows from financing activities
Proceeds from issuance of common stock	149,291	—
Payment of equity issuance costs	(1,986)	(3,293)
Deemed dividend for payments to third party on behalf of shareholder	(25)	(1,648)
Proceeds from issuance of redeemable preferred stock	—	103,400
Proceeds from issuance of stock to non-controlling interest	—	17,100
Net cash provided by financing activities	147,280	115,559
Net increase in cash, cash equivalents and restricted cash	53,726	46,103
Cash, cash equivalents and restricted cash
Beginning of period	237,929	8,583
End of period	$291,655	$54,686
Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$291,321	$54,352
Restricted cash	334	334
Cash, cash equivalents and restricted cash	$291,655	$54,686
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$9,272	$8,621
Exercise of liability classified warrant	4,055	—
Remeasurement of lease liability	1,585	—
Equity offering costs incurred but not yet paid	894	2,220
Deemed dividend for payments to third party on behalf of shareholder included in accrued liabilities and accounts payable	295	—
Supplemental disclosure of cash flow information
Income taxes paid (refunds received)	$7	$81
Interest paid	2,846	3,629

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

Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’ direct and indirect subsidiaries. Effective on December 31, 2025, West Affum LP was dissolved and all of the Common Shares it had received in the IPO were distributed on a pro rata basis to its unitholders.

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

Liquidity

As of January 31, 2026, the Company’s principal sources of liquidity consisted of $291,321 of cash and cash equivalents.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the nine months ended January 31, 2026 and 2025, the Company incurred net losses of $92,777 and $62,703, respectively. Cash used in operating activities was $62,983 and $53,552 for the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, the Company had an accumulated deficit of $613,026.

In March 2025, the Company raised $215,789 in proceeds in the IPO after deducting underwriting discounts and commissions and before deducting IPO offering costs of $5,398.

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149,291, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of Common Shares offered in the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

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

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts receivable were $4,708 and $3,193 as of January 31, 2026 and April 30, 2025, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Restricted cash consists of amounts related to the Company’s office lease agreement and credit card collateralization. In lieu of a cash security deposit, the landlord required an irrevocable standby letter of credit upon execution of the lease be maintained throughout the term of the lease agreement in the amount of $109 as of January 31, 2026 and April 30, 2025. The Company also had restricted cash of $225 for credit card collateralization as of January 31, 2026 and April 30, 2025, included in Other long-term assets on the unaudited interim condensed consolidated balance sheets.

Investments

The Company invests in equity securities that do not have readily determinable fair values. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any. These investments are included in Other long-term assets on the unaudited interim condensed consolidated balance sheets.

Property and Equipment

Property and equipment consist of medical rental equipment, test equipment, computer software and equipment, and leasehold improvements. Medical rental equipment used in the delivery of the ASSURE® WCD system consists of a therapy cable, batteries, a battery charger, assistant and WCD monitor, all of which have different useful lives. Upon completion of use by a patient, medical rental equipment is returned to the Company’s third-party manufacturing and supply partner and inspected, tested and recertified for use by another patient. When not in use by patients, medical rental equipment resides with the Company’s third-party manufacturing and supply partner, at third-party warehouses or with the Company’s territory managers. Physical counts of components are conducted at least annually at the third-party manufacturing and supply partner locations and at least quarterly at other locations.

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

Property and equipment are depreciated using the straight-line method based on the following estimated useful lives:

	January 31, 2026	April 30, 2025
Asset Classification	Estimated Useful Lives	Estimated Useful Lives
Computer software and equipment	3 years	3 years
Test equipment	5 years	5 years
Leasehold improvements	Lesser of useful life or lease-term	Lesser of useful life or lease-term
Medical rental equipment	2 - 15 years	2 - 8 years

During the three months ended January 31, 2026, the estimated useful life of the medical rental equipment asset class was changed prospectively from 2 - 8 years to 2 - 15 years. This change was the result of actual field experience, established preventive maintenance programs, and an extensive engineering study completed during the period relating to the WCD monitor and battery charger. As a result, the useful life of the battery charger was changed from five years to fifteen years and the useful life of the WCD monitor was changed from seven years to fifteen years. The impact of the change was a reduction of depreciation expense, which is included within cost of revenue, by $705 in the three months ended January 31, 2026, as compared to the useful life of medical rental equipment had it remained at 2 - 8 years. The net loss per share impact of the change is not material.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), modernizing the accounting framework for internal-use software by eliminating the prior stage-based model and introducing a principles-based capitalization threshold. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact that this ASU will have on its financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the unaudited interim condensed consolidated financial statements as a result of future adoption. No new accounting pronouncements were adopted during the nine months ended January 31, 2026.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	January 31, 2026	April 30, 2025
Prepaid software fees	$1,714	$1,387
Other current assets	1,490	1,693
Prepaid expenses and other current assets	$3,204	$3,080

4. Property and Equipment

Property and equipment consisted of the following at:

	January 31, 2026	April 30, 2025
Medical rental equipment	$76,251	$52,670
Test equipment	3,414	3,115
Office equipment and furniture	1,501	1,446
Leasehold improvements	919	919
Work in progress	1,189	635
Total property and equipment	83,274	58,785
Less: accumulated depreciation	(29,475)	(23,955)
Property and equipment, net	$53,799	$34,830

The Company recorded $1,984 and $1,888 of depreciation expense for the three months ended January 31, 2026 and 2025, respectively; and depreciation expense of $6,384 and $6,132 for the nine months ended January 31, 2026 and 2025, respectively.

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

In December 2025, the Company amended its office leases to extend the lease term through April 2031. The extended lease term resulted in a re-measurement resulting in the increase of the lease liability and right of use asset by $1,585.

Operating lease expense was as follows for the periods below:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Operating lease expense	$278	$192	$720	$559
Variable lease expense	165	155	504	461
Total operating lease expense	$443	$347	$1,224	$1,020

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $1,525 and $506 for the nine months ended January 31, 2026 and 2025, respectively.

The weighted average remaining lease term for the Company’s operating leases was 63 months as of January 31, 2026, and 48 months as of April 30, 2025. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 12.3% as of January 31, 2026 and 15.2% as of April 30, 2025.

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	January 31, 2026	April 30, 2025
Bonuses and commissions	$7,477	$6,368
Other accrued liabilities	6,099	3,547
Paid time off	2,761	2,305
Professional services	1,461	1,141
Payroll and payroll taxes	1,100	468
Accrued liabilities	$18,898	$13,829

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

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026 upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche borrowing date. As of January 31, 2026, the Company was in compliance with all financial covenants.

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

The Company’s long-term debt consisted of the following at:

	January 31, 2026	April 30, 2025
Term loan	$45,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	1,395	1,395
Less: unamortized debt issuance costs and debt discount	(4,134)	(5,297)
Total long-term debt	$42,261	$41,098

The Company recognized expenses related to the Term Loan 2024 as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cash interest expense	$1,423	$1,178	$4,268	$3,629
Amortization of the facility fee and legal fees	88	88	265	785
Amortization of the debt discount recognized in connection with the warrant	380	82	1,141	549
Interest expense paid-in-kind and applied to the Term Loan 2024 balance	—	236	—	400
Total expense recognized related to the Term Loan 2024	$1,891	$1,584	$5,674	$5,363

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of January 31, 2026 and April 30, 2025:

	Level 1	Level 2	Level 3
January 31, 2026
Assets
Cash and cash equivalents	$291,321	$—	$—
Restricted cash	334	—	—
Total assets	$291,655	$—	$—
Liabilities
Warrant liabilities	—	—	1,745
Total liabilities	$—	$—	$1,745

April 30, 2025
Assets
Cash and cash equivalents	$237,595	$—	$—
Restricted cash	334	—	—
Total assets	$237,929	$—	$—
Liabilities
Warrant liabilities	—	—	8,097
Total liabilities	$—	$—	$8,097

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash and cash equivalents within the fair value hierarchy.

As of January 31, 2026 and April 30, 2025, the fair value of the long-term debt, net of discounts, approximated $48,160 and $47,330, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

There were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the nine months ended January 31, 2026 and 2025.

Warrant Liabilities

As of January 31, 2026, the Company recorded warrant liabilities from issuance of warrants to the lender of the Term Loan 2024 in connection with the amendment on February 25, 2025. The warrant liabilities are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrants.

As of January 31, 2026, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the warrant liabilities included the fair value per share of the underlying Common Shares, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Common Shares. The expected volatility is derived from comparable public companies as the Company did not have sufficient trading history for the Company’s Common Shares. The change in fair value of warrant liability is included in other expense (income) within the unaudited interim condensed consolidated statements of operations and comprehensive loss.

The following table presents the significant inputs and assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant liabilities as of January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025
Strike price	$11.54	$11.54
Expected term (in years)	7.67	8.42
Expected volatility	65%	65%
Risk free rate	4.01%	4.21%
Dividend yield	0%	0%

A reconciliation of the Level 3 liabilities is as follows:

Fair value of Level 3 liabilities as of April 30, 2025	$8,097
Change in fair value of warrant liabilities	(2,297)
Exercise of warrant	(4,055)
Fair value of Level 3 liabilities as of January 31, 2026	$1,745

9. Common Shares

The Company had 100,000,000 Common Shares authorized and 58,349,053 and 51,348,656 Common Shares issued and outstanding with a par value of $1.00 per Common Share as of January 31, 2026 and April 30, 2025, respectively. Each Common Share is entitled to one vote.

10. Redeemable Preferred Stock

In May 2022, Intermediate Holdings amended and restated its Memorandum and Articles of Association, according to which Intermediate Holdings’ existing share capital of 5,000,000 shares can upon the discretion of Intermediate Holdings be issued in the form of either common and/or preferred stock with a par value of $0.01 each.

In May and July of 2024, Intermediate Holdings issued to West Affum LP a total of 103,400 shares of preferred stock for proceeds of $103,400. Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’ subsidiaries. There were no shares of preferred stock outstanding as of January 31, 2026 and April 30, 2025.

Preferred stock issued is considered non-voting and is subject to a preferred dividend accrued daily with a set payment “yield” capped at 4.7% for issuances prior to April 30, 2023 and at 6.0% for issuances on or after May 1, 2023. No dividends were declared for the nine months ended January 31, 2025. Cumulative unpaid dividends were factored into the value of the preferred stock when exchanged for Common Shares of Kestra Medical Technologies, Ltd. in connection with the Organizational Transactions.

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

12. Equity Incentive Plan and Stock Based Compensation

Restricted Common Units and Restricted Shares

Certain directors and advisors of the Company were granted 17,149 shares of restricted common units of West Affum LP between September 1, 2022 and October 16, 2024, with a vesting period of 3 years. In connection with the IPO, the restricted common units converted into 23,899 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the original grant agreements. As of January 31, 2026, 19,916 and 3,983 of these Common Shares were vested and unvested, respectively. As of April 30, 2025, 11,950 and 11,950 were vested and unvested, respectively.

Certain directors and advisors of the Company were granted 35,787 shares of restricted Class A Common Units of West Affum LP between July 24, 2024 and November 3, 2024, with a vesting period of 3 years. In connection with the IPO, Class A Common Units were automatically exchanged into 45,479 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the directors’ original grant agreements. During the nine months ended January 31, 2026, 18,795 restricted Common Shares vested. As of January 31, 2026, there were 23,822 and 21,657 shares of vested and unvested restricted Common Shares outstanding. As of April 30, 2025, there were 12,994 and 32,485 shares of vested and unvested restricted Common Shares outstanding.

Share-based compensation expense associated with restricted common units and restricted Common Shares is immaterial and recorded within selling, general and administrative expense.

In connection with the IPO, the Company entered into the 2025 Omnibus Incentive Plan to grant eligible individuals incentive equity awards, including stock options and restricted stock units. Stock option and restricted stock unit activity for the nine months ended January 31, 2026 is as follows:

Stock Options

Stock Option activity for the nine months ended January 31, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at April 30, 2025	4,649,100	$17.04	9.85	$32,640
Forfeited	(100,000)	17.30
Balance at January 31, 2026	4,549,100	17.04	9.10	34,727
Vested and exercisable at January 31, 2026	1,658,100	17.07	9.10	12,605

As of January 31, 2026, unrecognized compensation cost for outstanding Stock Options was $16,232, with the weighted-average period over which this cost is expected to be recognized at 1.05 years. The aggregate intrinsic value of Stock Options is calculated as the difference between the exercise price of the Stock Options and the fair value of the Company’s Common Shares for those Stock Options that had exercise prices lower than the fair value of the Company’s Common Shares.

The weighted average grant date fair value of Stock Options outstanding as of January 31, 2026 was $10.20 per share.

Restricted Stock Units

The 2025 Omnibus Incentive Plan also allows for the grants of restricted shares and restricted stock units. During the nine months ended January 31, 2026, the Company granted restricted stock units which vest under three methods:

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

Restricted Stock Units

Restricted stock unit activity for the nine months ended January 31, 2026 is as follows:

	Number of restricted units	Weighted average grant date fair value
Outstanding at April 30, 2025	—	$—
Granted	2,449,196	16.95
Forfeited	(84,191)	16.16
Outstanding at January 31, 2026	2,365,005	$16.98

As of January 31, 2026, there was $26,656 of total unrecognized compensation cost related to unvested restricted units that is expected to be recognized over a weighted-average period of approximately 2.47 years. As of January 31, 2026, none of the restricted units were vested.

Performance Based Restricted Stock Units

During the nine months ended January 31, 2026, the Company granted 434,702 performance-based restricted stock units that vest upon achieving curtained performance objectives. Achievement of these performance objectives was deemed probable during the three months ended July 31, 2025. The weighted average grant date fair value is $16.04.

As of January 31, 2026, there was $2,333 of total unrecognized compensation cost related to unvested performance-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.24 years. As of January 31, 2026, none of the performance-based restricted stock units were vested.

Market Based Restricted Stock Units

During the nine months ended January 31, 2026, the Company granted 217,351 market-based restricted stock units that vest upon achieving both market conditions and service conditions.

The Company estimated the fair value of the market-based restricted stock units granted using a Monte Carlo simulation model with the following assumptions:

January 31, 2026
Expected volatility	54.6%
Expected term	1.76 years
Risk free rate	3.91%
Fair value of underlying common stock	$17.30
Weighted average grant-date fair value per share	$20.25

As of January 31, 2026, there was $3,293 of total unrecognized compensation cost related to unvested market-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.45 years. As of January 31, 2026, none of the market-based restricted stock units were vested.

Employee Stock Purchase Plan

Under the 2025 Employee Stock Purchase Plan (the "ESPP"), approved by the Company's stockholders in September 2025, participants are permitted to purchase shares of Common Stock, up to the IRS allowable limit of $25,000 in any calendar year and no more than 1,000 shares on any purchase date, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the ESPP) of up to 15% of their eligible compensation. The ESPP provides for offering periods not to exceed 27-months, and the Company anticipates each offering period to consist of one or more six-month purchase periods. Participants are permitted to purchase shares of the Company’s Common Stock at 85% of the lower of the fair market value of the Company’s Common Stock on the first trading day of an offering period or on the last trading date in each purchase period in the applicable offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.

Share Based Compensation

The Company recorded share-based compensation in the following expense categories of its unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Research and development	$1,040	$37	$2,582	$125
Selling, general and administrative	9,068	422	20,758	1,833
Total share-based compensation expense	$10,108	$459	$23,340	$1,958

13. Income Taxes

The following table presents details of the provision for income taxes and effective tax rates:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Provision for income taxes	$35	$18	$102	$33
Effective tax rate	0.08%	0.04%	0.08%	0.04%

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

The Company’s effective tax rate varies from the statutory Irish tax rate due to the impact of the valuation allowance and the effect of state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of January 31, 2026 and April 30, 2025, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

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

The Company enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts as of January 31, 2026 and April 30, 2025. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

15. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the nine months ended January 31, 2026 and 2025, matching and discretionary contributions by the Company totaled $1,628 and $1,210, respectively.

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

Basic net loss per share attributable to common shareholders is calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants to purchase Common Shares. Diluted net loss per share attributable to common shareholders is computed giving effect to all potentially dilutive Common Shares, including Common Shares issuable upon vesting of share-based payment awards and/or upon exercise of the warrants. For the nine months ended January 31, 2026 and 2025, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the three and nine months ended January 31, 2026 and 2025:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Kestra Medical Technologies, Ltd.	$(34,166)	$(21,509)	$(92,777)	$(61,761)
Undeclared preferred dividends	—	(3,324)	—	(9,030)
Net loss attributable to common shareholders	$(34,166)	$(24,833)	$(92,777)	$(70,791)
Denominator:
Weighted average shares of common share outstanding - basic and diluted	55,848,413	19,885,382	52,843,097	19,885,382
Net loss per share attributable to common shareholders - basic and diluted	$(0.61)	$(1.25)	$(1.76)	$(3.56)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of January 31,
	2026	2025
Stock options	4,549,100	—
Restricted stock units	2,365,005	—
Performance-based restricted stock units	434,702	—
Market-based restricted stock units	434,702	—
Restricted stock	25,640	53,097
Warrants to purchase Common Shares	109,069	—
Employee Stock Purchase Plan	60,196	—
Total	7,978,414	53,097

17. Strategic collaboration agreement

In December 2025, the Company entered into a strategic collaboration agreement with Biobeat Technologies, Ltd. (“Biobeat”), a medical device company focused on cuffless, patch‑worn noninvasive ambulatory blood pressure monitoring technology. The collaboration is intended to expand the diagnostic insights available to healthcare providers managing patients prescribed wearable cardioverter defibrillators. The collaboration agreement includes research and development funding under which the Company may fund up to $2,000 contingent upon the achievement of specified milestones. In addition to the collaboration agreement, the Company made a $5,000 equity investment in Biobeat’s recently announced Series B financing. The Company measured the investment at cost under the measurement alternative under ASC 321, and it is included in Other long‑term assets in the Company’s interim condensed consolidated balance sheet.

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

Our fiscal year ends on April 30 of each year. We incurred net losses of $34.2 million and $21.8 million for the three months ended January 31, 2026 and 2025, respectively. We incurred net losses of $92.8 million and $62.7 million for the nine months ended January 31, 2026 and 2025, respectively. For the three months ended January 31, 2026, we generated revenue of $24.6 million, with a gross profit of $12.9 million, compared to revenue of $15.1 million, with a gross profit of $6.5 million, for the three months ended January 31, 2025. For the nine months ended January 31, 2026, we generated revenue of $66.5 million, with a gross profit of $33.2 million, compared to revenue of $42.6 million, with a gross profit of $16.6 million, for the nine months ended January 31, 2025. As of January 31, 2026, we had cash and cash equivalents balances of $291.3 million, and an accumulated deficit of $613.0 million.

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

Provision for Income Taxes

To date, we have recorded a limited amount of United States federal and state income tax expense. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities and tax planning strategies in making the assessment. We believe it is more likely than not that we will not realize the benefits of these deductible differences and have applied a full valuation allowance against them.

Results of Operations for the Three and Nine Months Ended January 31, 2026 and 2025

The following tables set forth our results of operations for the three and nine months ended January 31, 2026 and 2025. We have derived the data for the three and nine months ended January 31, 2026 and 2025 from our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results for historical periods are not necessarily indicative of the results of operations for any future period, and our interim results are not necessarily indicative of the results to be expected for the full year.

	Three Months Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$24,552	$15,090	$9,462	63%
Cost of revenue	11,646	8,543	3,103	36%
Gross profit	12,906	6,547	6,359	97%
Operating expenses:
Research and development	4,972	3,353	1,619	48%
Selling, general and administrative	42,699	23,795	18,904	79%
Total operating expenses	47,671	27,148	20,523	76%
Loss from operations	(34,765)	(20,601)	(14,164)	69%
Other expense (income):
Interest expense	1,888	1,783	105	6%
Interest income	(2,163)	(628)	(1,535)	244%
Other expense (income)	(359)	(15)	(344)	2293%
Net loss before provision for income taxes	(34,131)	(21,741)	(12,390)	57%
Provision for income taxes	35	18	17	94%
Net loss and comprehensive loss	(34,166)	(21,759)	(12,407)	57%
Net loss attributable to non-controlling interest	—	(250)	250	(100%)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(34,166)	(21,509)	(12,657)	59%
Less: Undeclared preferred stock dividends	—	3,324	(3,324)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(34,166)	$(24,833)	$(9,333)	38%

	Nine Months Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$66,488	$42,582	$23,906	56%
Cost of revenue	33,307	26,005	7,302	28%
Gross profit	33,181	16,577	16,604	100%
Operating expenses:
Research and development	13,850	10,266	3,584	35%
Selling, general and administrative	114,728	64,477	50,251	78%
Total operating expenses	128,578	74,743	53,835	72%
Loss from operations	(95,397)	(58,166)	(37,231)	64%
Other expense (income):
Interest expense	5,702	5,974	(272)	(5%)
Interest income	(6,125)	(1,543)	(4,582)	297%
Other expense (income)	(2,299)	73	(2,372)	(3249%)
Net loss before provision for income taxes	(92,675)	(62,670)	(30,005)	48%
Provision for income taxes	102	33	69	209%
Net loss and comprehensive loss	(92,777)	(62,703)	(30,074)	48%
Net loss attributable to non-controlling interest	—	(942)	942	(100%)
Net loss and comprehensive loss attributable to Kestra Medical Technologies, Ltd.	(92,777)	(61,761)	(31,016)	50%
Less: Undeclared preferred stock dividends	—	9,030	(9,030)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(92,777)	$(70,791)	$(21,986)	31%

Comparison of the Three and Nine Months Ended January 31, 2026 and 2025

Revenue

Revenue for the three months ended January 31, 2026 increased by $9.5 million, or 63%, compared to the three months ended January 31, 2025. Revenue growth was primarily driven by a 58% increase in the number of patients using our products.

Revenue for the nine months ended January 31, 2026 increased by $23.9 million, or 56%, compared to the nine months ended January 31, 2025. Revenue growth was primarily driven by a 55% increase in the number of patients using our products.

Cost of Revenue

Cost of revenue for the three months ended January 31, 2026 increased by $3.1 million, or 36%, compared to the three months ended January 31, 2025. The increase in cost of revenue was primarily driven by a $1.9 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, attributable to the increase in the number of patients using our product, a $0.9 million increase in depreciation expense due to an increased number of systems and equipment in use, a $0.5 million increase in reserve for lost or damaged equipment, and a $0.5 million increase in other costs, partially offset by a $0.7 million decrease in depreciation expense from increased useful lives of our components.

Cost of revenue for the nine months ended January 31, 2026 increased by $7.3 million, or 28%, compared to the nine months ended January 31, 2025. The increase in cost of revenue was primarily driven by a $5.2 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, attributable to the increase in the number of patients using our product, a $1.3 million increase in depreciation expense due to an increased number of systems and equipment in use, a $0.8 million increase in reserve for lost or damaged equipment, and a $1.0 million increase in other costs, partially offset by a $0.9 million decrease in depreciation expense from increased useful lives of our components.

Gross Profit

Gross profit for the three months ended January 31, 2026 increased by $6.4 million, or 97%, compared to the three months ended January 31, 2025. The increase in gross profit was primarily due to growth in our total revenue. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 14% for the three months ended January 31, 2026 compared to the three months ended January 31, 2025, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Gross profit for the nine months ended January 31, 2026 increased by $16.6 million, or 100%, compared to the nine months ended January 31, 2025. The increase in gross profit was primarily due to growth in our total revenue. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 17% for the nine months ended January 31, 2026 compared to the nine months ended January 31, 2025, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Research and Development Costs

Research and development costs for the three months ended January 31, 2026 increased by $1.6 million, or 48%, compared to the three months ended January 31, 2025. The increase was primarily driven by a $1.3 million increase in share-based compensation expense and a $0.3 million increase in contractor costs.

Research and development costs for the nine months ended January 31, 2026 increased by $3.6 million, or 35%, compared to the nine months ended January 31, 2025. The increase was primarily driven by a $2.8 million increase in personnel expenses such as salaries, benefits and share-based compensation expense, and a $0.7 million increase in contractor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 31, 2026 increased by $18.9 million, or 79%, compared to the three months ended January 31, 2025. The increase was primarily driven by a $15.3 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $0.9 million increase in travel and entertainment expenses due to an increase in headcount, a $0.8 million increase in commercial support costs including contractors and external recruitment costs, a $0.6 million increase related to shipping and logistics costs, a $0.5 million increase related to increased software licensing fees driven by increased headcount, a $0.4 million increase related to conference fees, a $0.3 million increase in commercial training costs, and a $0.2 million increase in other costs.

Selling, general and administrative expenses for the nine months ended January 31, 2026 increased by $50.3 million, or 78%, compared to the nine months ended January 31, 2025. The increase was primarily driven by a $36.6 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $3.2 million increase in legal, accounting, professional service fees, and insurance related to our transition to a public company, a $2.4 million increase in travel and entertainment expenses due to an increase in headcount, a $2.1 million increase in commercial support costs including contractors and external recruitment costs, a $1.7 million increase in commercial training costs, a $1.5 million increase related to shipping and logistics costs, a $1.4 million increase related to increased software licensing fees driven by increased headcount, a $0.8 million increase related to conference fees, and $0.5 million increase in other costs.

Interest and Other Expense (Income)

Interest expense for the three months ended January 31, 2026 increased by $0.1 million compared to the three months ended January 31, 2025.

Interest expense for the nine months ended January 31, 2026 decreased by $0.3 million compared to the nine months ended January 31, 2025.

Interest income for the three months ended January 31, 2026 increased by $1.5 million compared to the three months ended January 31, 2025. The increase was primarily due to interest income received from various interest-bearing bank accounts as a result of higher account balances.

Interest income for the nine months ended January 31, 2026 increased by $4.6 million compared to the nine months ended January 31, 2025. The increase was primarily due to interest income received from various interest-bearing bank accounts as a result of higher account balances.

Other expense (income) for the three months ended January 31, 2026 increased by $0.3 million compared to the three months ended January 31, 2025. The increase was primarily due to an increase in the fair value of the warrant liability.

Other expense (income) for the nine months ended January 31, 2026 increased by $2.4 million compared to the nine months ended January 31, 2025. The increase was primarily due to the addition of the warrant liability.

Provision for Income Taxes

For each of the three and nine months ended January 31, 2026 and 2025, the tax provision was less than $0.1 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss and comprehensive loss were $34.2 million and $21.8 million for the three months ended January 31, 2026 and 2025, respectively. Our net loss and comprehensive loss were $92.8 million and $62.7 million for the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, we had an accumulated deficit of $613.0 million. For the nine months ended January 31, 2026 and 2025, we generated negative operating cash flows of $63.0 million and $53.6 million, respectively.

As of January 31, 2026 and April 30, 2025, our principal sources of liquidity consisted of $291.3 million and $237.6 million of cash and cash equivalents, respectively. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months.

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149.3 million, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of Common Shares offered pursuant to the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Common Shares were sold pursuant to an Underwriting Agreement, dated December 2, 2025, between the Company and BofA Securities, Inc., Piper Sandler & Co., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters named therein.

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

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024 and our revenues. We expect the proceeds from our IPO and secondary offering, cash generation from operations, and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of January 31, 2026, the outstanding principal amount under the Term Loan 2024 was approximately $45.0 million. For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As of January 31, 2026, we had cash and cash equivalents and restricted cash balances of $291.3 million and an accumulated deficit of $613.0 million.

On December 4, 2025, the Company completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds to the Company of $149.3 million, after deducting underwriting discounts but before expenses paid by the Company. The aggregate number of Common Shares offered pursuant to the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Common Shares were sold pursuant to an Underwriting Agreement, dated December 2, 2025, between the Company and BofA Securities, Inc., Piper Sandler & Co., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as representatives of the underwriters named therein.

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

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended January 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(62,983)	$(53,552)
Net cash used in investing activities	(30,571)	(15,904)
Net cash provided by (used in) financing activities	147,280	115,559
Increase (decrease) in cash, cash equivalents and restricted cash	$53,726	$46,103

Cash Flows from Operating Activities

For the nine months ended January 31, 2026, cash used in operating activities was $63.0 million, which primarily consisted of a net loss of $92.8 million and a net decrease of $3.1 million in operating assets and liabilities, offset by $32.9 million in net non-cash charges. The net change in our operating assets and liabilities consisted of changes in account receivables of $6.1 million, accounts payable of $0.6 million, disposable medical equipment supplies of $0.5 million, and operating lease liabilities of $0.5 million, partially offset by accrued liabilities of $4.2 million and prepaid expenses and other current assets of $0.4 million. The non-cash charges primarily consisted of share-based compensation expense of $23.3 million, depreciation and amortization of $6.4 million, reserve for lost equipment and supplies of $1.6 million. provision for uncollectible accounts receivable of $1.5 million, amortization of debt discounts and issuance costs of $1.4 million, loss on disposal of property and equipment of $0.7 million, and non-cash lease expense of $0.3 million, partially offset by change in fair value of warrant liability of $2.3 million.

For the nine months ended January 31, 2025, cash used in operating activities was $53.6 million, which primarily consisted of a net loss of $62.7 million and a net decrease of $4.4 million in operating assets and liabilities, offset by $13.6 million in net non-cash charges. The net change in our operating assets and liabilities was primarily due to changes in accounts receivable of $7.8 million, disposable medical equipment supplies of $2.8 million, and prepaid expenses and other current assets of $0.4 million, partially offset by changes in accounts payable of $3.7 million, accrued liabilities of $2.7 million, operating lease liabilities of $0.2 million. The non-cash charges primarily consisted of depreciation and amortization expense of $6.1 million, share-based compensation expense of $2.0 million, provision for uncollectible accounts receivable of $1.9 million, amortization of debt discounts and issuance costs of $1.0 million, loss on disposal of property and equipment of $0.9 million, reserve for lost equipment and supplies of $0.6 million, interest paid-in-kind of $0.7 million related to the Term Loan 2024, and non-cash lease expense of $0.3 million .

Cash Flows from Investing Activities

For the nine months ended January 31, 2026, cash used in investing activities was $30.6 million, which primarily consisted of $25.2 million of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements, $5.0 million in the purchase of an equity security, and $0.3 million of deposits paid for medical rental equipment.

For the nine months ended January 31, 2025, cash used in investing activities was $15.9 million, which primarily consisted of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements.

Cash Flows from Financing Activities

For the nine months ended January 31, 2026, cash provided by financing activities was $147.3 million, which primarily consisted of proceeds of $149.3 million from the secondary offering offset by $2.0 million of payments of equity offering costs.

For the nine months ended January 31, 2025, cash provided by financing activities was $115.6 million, which primarily consisted of proceeds from the issuance of redeemable preferred stock of $103.4 million and $17.1 million in proceeds from issuance of stock to non-controlling interests. The increase in cash provided by financing activities was offset by equity issuance costs of $3.2 million and deemed dividend payments of $1.6 million.

Off-Balance Sheet Arrangements

As of January 31, 2026, we have two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the nine months ended January 31, 2026. For a discussion of our market risk, refer to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026, because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended January 31, 2026, Vaseem Mahboob, our Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. Mr. Mahboob's trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Vaseem Mahboob	November 6, 2025	Adoption	March 5, 2027	130,970

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.2	Memorandum of Association (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.3	Amended and Restated Bye-laws of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).
3.4

Certificate of Deposit of Memorandum of Increase of Share Capital (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).

10.1*	Kestra Medical Technologies, Ltd. 2025 Employee Stock Purchase Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kestra Medical Technologies, Ltd.

Date: March 17, 2026	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: March 17, 2026	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer