Form 10-K
period 2026-04-30
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2026-07-14
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ No ☐

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

The aggregate market value of the Registrant's Common Shares held by non-affiliates, based upon the closing price of the Common Shares on October 31, 2025, as reported by the Nasdaq Stock Market LLC, was approximately $618.7 million. Common Shares held by each executive officer and director and by each person who is deemed to be an affiliate of the Registrant have been excluded from such computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Shares outstanding as of July 9, 2026 was 58,602,497.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates (the “Proxy Statement”).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Important factors that could cause actual results, performance or achievements to differ materially from our expectations are described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report, and include, but are not limited to, the following:

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

Trademarks and Service Marks

ASSURE, CARDIAC RECOVERY SYSTEM, KESTRA, KESTRA CARESTATION and ASSURE ASSIST and other trademarks and service marks appearing in this Annual Report are the property of the Company. This Annual Report also contains trade names, trademarks and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

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

Additionally, our estimated total addressable market is based on epidemiology data regarding cardiac patient populations with low ejection fractions, payor data on WCD reimbursement rates, the average initial prescription duration for our ASSURE WCD and our estimates of the industry average initial prescription duration for WCDs generally. Our total addressable market in the United States is based on epidemiology data from third-party sources including the American Heart Association and the Heart Failure Society of America and the Medicare reimbursement rate for WCDs as of January 2026 as published in the Centers for Medicare and Medicaid Services DMEPOS Fee Schedule. Our estimated total addressable market outside the United States is based on estimated average reimbursement rates and initial prescription durations for WCDs derived from internally collected data from industry sources and market participants and our internal estimates based on such data, as well as epidemiology data from third-party sources including PubMed, UptoDate, Statistica and the European Society of Cardiology in the following select international markets: Japan, Germany, United Kingdom, France, Italy, Spain, Canada, Poland, Australia, Romania, Netherlands, Belgium, Czech Republic, Sweden, Hungary, Austria, Switzerland, and Denmark. These international markets were selected because they have already adopted WCD therapy or have a history of ICD utilization.

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
•
we are actively expanding our sales force and customer service resources, and if we are unable to effectively manage this growth, including hiring, training and retaining qualified personnel and scaling our commercial operations, our business, operating results and prospects could be adversely affected;
•
we have limited experience supplying our ASSURE WCD in quantities and providing services on a broad scale that is both commercially successful and meets clinical needs, and production or service delays or shortfalls may occur, which could adversely affect our business;
•
we depend on a limited number of third-party suppliers and contract manufacturers to manufacture and recondition our ASSURE WCD and its components, which could make us vulnerable to supply shortages and price fluctuations that could harm our business;
•
our clinical study initiatives may be complex, lengthy, expensive and carry uncertain outcomes; future trials and studies by us or others may fail to replicate positive results observed to date;
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
•
we may be subject to claims challenging the inventorship of our patents and other intellectual property
•
changes in the regulatory environment may make it more difficult and costly for us to manufacture, market or distribute our products, or to obtain approval for any future products;
•
if we fail to comply with healthcare and other governmental regulations, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected; and
•
Bain Capital has significant influence over us, and its interests may conflict with ours or yours.

PART I

Item 1. Business.

Overview

We are a commercial-stage wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease through connected monitoring, therapeutic intervention, and data-driven clinical insights. We have developed and are commercializing the Cardiac Recovery System platform, an integrated cardiac recovery ecosystem designed to support patients at elevated risk of sudden cardiac arrest (“SCA”) during vulnerable periods of recovery.

Our Cardiac Recovery System platform is anchored by the ASSURE® Wearable Cardioverter Defibrillator (“WCD”), which continuously monitors patient heart rhythms and automatically delivers defibrillation therapy when life-threatening ventricular arrhythmias are detected. The platform also includes digital patient engagement and clinical workflow solutions designed to improve patient adherence, support care coordination, and provide actionable clinical insights throughout the recovery process.

We believe the ASSURE WCD is differentiated by its patient-centered design, including comfort, wearability, and low false alarm rates, which are intended to improve patient compliance during extended wear periods. In addition, our integrated platform generates continuous cardiac rhythm data and clinically actionable insights that may assist healthcare providers in managing patients during vulnerable recovery periods. We believe these capabilities position Kestra to participate in the growing cardiac recovery market and support future platform expansion opportunities. As of April 30, 2026, our ASSURE WCD has protected nearly 40,000 patients since commercial launch.

Market Overview and Opportunity

There are three primary types of defibrillators used to treat life-threatening ventricular arrhythmias: implantable cardioverter defibrillators (“ICDs”), external defibrillators, and wearable cardioverter defibrillators (“WCDs”). ICDs are permanently implanted devices intended for long-term protection, while external defibrillators are typically used in acute emergency settings and require intervention by another individual. WCDs provide continuous, non-invasive protection during temporary periods of elevated sudden cardiac arrest risk.

Many patients recovering from recent myocardial infarction, newly diagnosed cardiomyopathy, or other cardiac events are not immediate candidates for ICD implantation due to clinical guidelines, reimbursement requirements, or the need for optimization of guideline-directed medical therapy. During this recovery period, patients may remain at meaningful risk for life-threatening arrhythmias.

We believe WCD therapy plays an important role during this vulnerable interval by providing continuous protection while supporting clinical decision-making throughout the recovery process. We further believe the combination of therapy delivery, patient engagement, and clinically actionable cardiac insights positions our Cardiac Recovery System platform to address an important unmet need in cardiac recovery management. The expected wear duration of the WCD varies based on the patient indication, with most patients being prescribed the WCD for three months or longer.

Limitations of Other Commercially Available WCDs

The WCD is indicated for use in patients who are at risk for SCA and are not candidates for, or refuse, an ICD. However, limitations of other commercially available WCDs, such as patient comfort and false alarm rate, as well as gaps in awareness by healthcare providers of its broader diagnostic utility have led to underutilization of the therapy. Many indicated patients do not receive a prescription and some choose not to wear a WCD. Patients who choose not to wear a WCD are often left reliant on first responders or EMS in the event of a SCA. This reliance poses a significant risk, as only 16% of sudden cardiac events occur in public places where an automated external defibrillator might be available according to the American Heart Association. Based on data from the American Medical Association, the average time for EMS arrival is 7 minutes from the time of a 911 call, and often longer in rural communities. During this critical time, survival rates decline by 7% to 10% for every minute that passes.

Our Market Opportunity

Since the approval of the first WCD in 2001, global WCD revenues have grown significantly, reaching approximately $1.1 billion in 2025, with over 80% of the revenues coming from the United States. Based on our commercial results and publicly reported financial data from our competitor, we estimate the WCD market grew in the low to mid-teens in 2025, an acceleration from high single digit growth in recent years. We expect that growth to continue, driven by increased awareness and education about WCD therapy, a growing body of clinical evidence, and the rapidly growing heart failure population. Despite being available for over 25 years and proven effective in treating dangerous cardiac rhythms when worn by patients, WCD therapy reached just 16% of eligible U.S. patients in 2025, highlighting a significant opportunity for growth. We attribute this low penetration to poor patient compliance, driven by the limitations of our leading competitor’s device. The ASSURE WCD, as part of our broader Cardiac Recovery System platform, is designed to prioritize patient comfort and compliance, addressing common barriers to acceptance experienced by other commercially available WCDs.

The WCD is indicated for use in patients who are at risk for SCA and are not candidates for, or refuse, an ICD. Medical guidelines recommend WCD use in those patients with a low left ventricular ejection fraction ("LVEF") and a recent myocardial infarction (MI), recent revascularization procedure or newly diagnosed nonischemic cardiomyopathy with heart failure symptoms. In addition, patients with documented ventricular tachycardia ("VT") or ventricular fibrillation ("VF") or an inherited genetic condition that places them at high risk for SCA, or patients who have had their ICD temporarily explanted are also indicated for WCDs. According to the Americal Heart Association ("AHA"), approximately 1.8 million people in the U.S. each year experience a serious cardiac event, such as an MI, or are diagnosed with heart failure. Among these patients, around 800,000 patients have low LVEF, placing them at an elevated risk of SCA. Additionally, approximately 50,000 patients each year either have documented VT or VF, an inherited genetic condition, or have had their ICD temporarily explanted. Based on the foregoing annual incidences, the current Medicare reimbursement rate of $3,589 per patient per month, and our average initial WCD prescription length of 3.4 months, we believe the total, annual addressable market in the U.S. for the ASSURE WCD is approximately $10 billion.

While our current commercial focus is on the U.S., 18% of global WCD revenues in 2025 were generated internationally, representing approximately $200 million, and that has primarily been concentrated in Western Europe where the market has been most developed, as well as in Japan. In select international markets, we estimate based on patient population data collected by various third-party industry sources that there are approximately 3.7 million people each year who experience an MI, are diagnosed with heart failure, have documented VT or VF, have an inherited genetic condition, or have had their ICD temporarily explanted. Among these patients, based on the same third-party industry sources, we estimate that approximately 1.8 million patients meet the indications for WCD therapy. Based on estimated average WCD wear prescription length in these international markets of 2.5 months per patient and estimated average reimbursement rate of $3,000 per patient per month derived from industry data and internal estimates, we believe this represents an approximately $14 billion total annual market opportunity outside the U.S. as of 2025. We have not received any regulatory approvals to commercialize our products outside of the U.S. and have not submitted any applications to obtain such regulatory approvals. However, we are currently planning to pursue CE Mark approval in Europe and, in the future, intend to strategically commercialize in selected international countries. We anticipate Western Europe to be our initial focus due to favorable market dynamics and our goal is to obtain regulatory approvals to begin distributing our ASSURE WCD in certain markets in Western Europe within the next three years.

Our Solution

Our Product

The ASSURE WCD serves as the foundation our Cardiac Recovery System platform, which pairs proven protection with clinically informed insights to support patients throughout the recovery journey. The ASSURE WCD automatically monitors elevated risk patients and, if needed, delivers a defibrillation shock to return the patient’s heart to normal rhythm. It was purpose-built to enhance patient comfort and compliance and directly address the key barriers to adoption associated with the other commercially available WCDs. The ASSURE WCD received FDA approval on July 27, 2021 for adult patients at elevated risk of SCA who are not candidates for, or decline, an ICD.

Our Platform

Building on this foundation, the Cardiac Recovery System platform includes a suite of digital and clinical support solutions designed to provide a more connected approach to patient management. Integrated solutions—including the ASSURE patient application, Kestra CareStation® remote patient management platform, Heart Alert Services, and ASSURE Assist®—provide clinicians with greater visibility into patient status and support informed care decisions.

The ASSURE patient application engages patients through real-time mobile connectivity and facilitates communication between patients and healthcare providers. The Kestra CareStation remote patient management platform equips providers with alert-based notifications and patient data that may support timely clinical decision-making. Heart Alert Services and ASSURE Assist work together to enhance patient safety by notifying healthcare providers of significant arrhythmias and facilitating emergency response when therapy is delivered. ASSURE Assist is designed to notify emergency services when a therapeutic shock is administered, helping to support timely post-event care.

In April 2026, we announced the release of the Enhanced ASSURE Detection Algorithm, a software enhancement to the ASSURE WCD that incorporates insights derived from the ASSURE WCD Clinical Evaluation Post-Approval Study ("ACE-PAS") registry dataset. The Enhanced ASSURE Detection Algorithm was designed to further improve rhythm discrimination and reduce unnecessary alarms while maintaining the device's ability to identify and treat life-threatening ventricular arrhythmias. The graphic below provides an overview of the integrated components of our Cardiac Recovery System platform and how they support patients and healthcare providers:

Key Benefits of Our Solution

We believe our Cardiac Recovery System platform offers notable benefits and an improved user-experience that differentiates it from the only other commercially available WCD. These benefits include:

•
Modern and advanced design to improve comfort, performance and maximize wearability. The Sensorfit garments were developed with an athletic and sportswear designer and are tailored for body inclusivity, offering two styles and a wide range of sizes. We believe that having separate, gender-specific designs is particularly important given women make up approximately 40% of SCA patients. Overall wearability is further supported by the results of our post-approval study (“ACE-PAS”) which demonstrate a median wear time of greater than 23 hours per day. In addition to improving comfort and wearability, our unique Sensorfit garment design incorporates cushioned electrodes that are embedded in the fabric to improve electrode contact and, ultimately, improve electrocardiogram (“ECG”) signal quality.
•
High fidelity ECG leading to fewer false alarms. The ASSURE WCD is designed to minimize false alarms. Reduction in false alarms may lead to lower patient anxiety, improved patient satisfaction and increased patient compliance. The overall level of noise is reduced through use of resistive ECG electrodes that are cushioned and securely bonded to the fabric, custom shielded cables, and isolation circuitry. The ASSURE WCD also utilizes four channels of high-quality ECG, combined with

Adaptive Patient Intelligence (“API”), a proprietary technology that adapts to the patient heart rhythm to filter out artifacts and improve performance even in a noisy environment. Primary results from ACE-PAS, announced in November 2025, which enrolled 21,612 patients across the United States, reported a low false alarm rate with only 6% of our patients experiencing a false alarm. The latest updates to the ASSURE WCD include the Enhanced ASSURE Detection Algorithm, whose projected impact is estimated to result in only 3% of ASSURE patients experiencing a false alarm. This compares to 46% of patients experiencing a false alarm for the leading competitor’s device, as reported in the Journal of Interventional Cardiac Electrophysiology Study.
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
•
Improved energy delivery to enhance efficacy and safety. The ASSURE WCD delivers a 170-joule shock to better serve patients with higher defibrillation thresholds, compared to the leading competitor device which delivers a 150-joule shock. In addition, our system has a minimum defibrillation capacity of 25 shocks, providing a significant safety buffer for patients who experience multiple cardiac events within a short period of time, such as a VT storm—a condition characterized by repeated episodes of sustained VT requiring intervention.

Our Product Portfolio

In addition to our commercialized products, we continue to invest in expanding our offerings and product portfolio. For example, in January 2026, we announced a strategic collaboration with Biobeat Technologies (“Biobeat”), which has developed the only clinically validated, FDA-cleared cuffless, patch-worn ambulatory blood pressure monitoring (“ABPM”) device. The device leverages photoplethysmography-based sensing to deliver continuous, noninvasive blood pressure measurement over a 24-hour period for hypertension diagnosis and management in the outpatient cardiac recovery setting. We intend to integrate Biobeat’s technology into its product portfolio to make ABPM data available for patients prescribed the ASSURE WCD.

Our Strategy

We believe the continued growth of our company will be driven by the following success factors:

•
Large, growing, and underpenetrated WCD market;
•
Highly innovative Cardiac Recovery System platform designed to protect patients from SCA and improve patient compliance and healthcare provider adoption;
•
Comprehensive and fully integrated suite of mission critical digital solutions and services for driving patient and healthcare provider engagement;
•
Material investments in infrastructure to support rapid growth and scale;
•
Established reimbursement and favorable payor coverage;
•
Strong and compelling body of clinical evidence;
•
Broad research and development capabilities and a robust intellectual property portfolio; and
•
Highly experienced management team and board with proven commercial growth success.

To fully achieve our mission of providing innovative, intuitive medical technologies to protect and support at-risk patients, we intend to pursue the following growth strategies:

•
Continue to capture share of the current WCD prescriptions in the U.S.;
•
Expand adoption of our Cardiac Recovery System platform in the U.S. to increase the penetration of the U.S. total addressable WCD market;
•
Build upon our strong base of clinical evidence;
•
Continue our payor engagement to broaden coverage and increase reimbursement;
•
Innovate our system and bolster our digital healthcare platform and data management capabilities;
•
Drive gross profit expansion and operating leverage;
•
Pursue expansion in international markets; and
•
Strategically pursue adjacent markets with new products offerings and differentiated services.

Clinical Trials

We are committed to building upon our strong foundation of clinical evidence demonstrating the efficacy of our ASSURE WCD and our broader Cardiac Recovery System platform, with 10 publications completed to date. We believe our ongoing clinical initiatives will further validate the benefits of our system and may support stronger guideline recommendations for WCD therapy.

Preclinical and human clinical safety and effectiveness data provided the basis for PMA approval of the ASSURE WCD in July 2021. That evidence included an extensive series of engineering verification tests and statistically robust animal studies, followed by two investigational device exemption (“IDE”) human trials, ACE-DETECT and ACE-CONVERT. Our ASSURE Patient Registry continues to serve as a cornerstone for generating real-world evidence on our ASSURE WCD’s performance. All patients prescribed the ASSURE WCD in the U.S. after August 5, 2022 are included in the Registry. As of April 30, 2026, our ongoing registry has enrolled approximately 40,000 patients.

Most recently, we announced the primary results of primary results from the ASSURE WCD Clinical Evaluation Post-Approval Study (“ACE-PAS”) in November 2025, which underscored the ASSURE WCD’s competitive advantages in wearability, usability, and patient compliance, providing strong support for continued adoption. ACE-PAS has been the largest prospective real-world study of wearable defibrillators to date. Key outcomes from ACE-PAS include 100% successful conversion rate for VT and VF events and an inappropriate-shock rate of 0.0065 per patient-month, with only 6% of our patients experiencing a false alarm, compared to 46% for our leading competitor’s device. Among 16,441 patients who completed wear at data cut-off, median daily use was more than 23 hours per day, with one third of patients in the study continuing use beyond 90 days. The study also revealed that 2.6% of patients experienced at least one life-threatening VT or VF event within only a few months of being prescribed the ASSURE WCD, highlighting the need for the product. The ASSURE system facilitated the detection of high-rate atrial fibrillation in 4.2% of patients (35% previously undiagnosed) and severe bradycardia or asystole in 0.3% of patients, enabling the potential for more timely intervention.

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

We have strong, established payor relationships, including some of the largest private payors in the U.S. Based on our estimates, we are contracted or enrolled as an in-network healthcare provider with payors currently covering over 290 million lives as of April 30, 2026. These contracts allow us to be an in-network healthcare provider for patients, enabling them to access our system at a competitive rate and copay. These established payor relationships reduce our administrative burden in authorization and billing for our ASSURE WCD. Our payor relationships are supported by our revenue cycle management platform, which streamlines reimbursement processes by ensuring claims are accurately prepared and submitted according to individual payor requirements, facilitating timely collections. These capabilities are an important element in our strategy to increase operational efficiency and support both patient and healthcare provider satisfaction.

WCDs are reimbursed as Durable Medical Equipment under the DMEPOS Fee Schedule and our ASSURE WCD is eligible for payment under the existing HCPCS code K0606. Code K0606 falls under the Capped Rental monthly reimbursement rate for lease payments. K0606 is an active 2026 HCPCS code defined as an automated external defibrillator, with integrated ECG analysis, garment type. The Medicare allowable for code K0606 is approximately $3,589 per month for months one to three and reduces 25% to $2,692 for months four to thirteen published in the CMS DMEPOS Fee Schedule in January 2026, while the maximum Medicare allowable over the course of their lease is approximately $37,683. The standard patient co-insurance is 20%. We have been issued a Medicare Provider Number by the CMS, which enables us to bill Medicare for reimbursement for our ASSURE WCD. Reimbursement rates for WCDs have shown consistent, favorable trends, with published Medicare reimbursement rates having increased at a CAGR of over 2.5% from 2016 to 2026.

Private payor reimbursement rates are generally in line with Medicare rates and vary based on several factors, including but are not limited to, the payor, geographic location, and contract terms. Most large, national payors have established coverage policies in place to cover WCD therapy.

Outside the U.S., reimbursement levels vary by country and by region. Some countries or regions may require us to gather additional clinical data before granting coverage and reimbursement for our ASSURE WCD. We intend to work with payors to obtain coverage and reimbursement approval in countries and regions we intend to enter in the future, including select countries in Western Europe such as Germany and France. We estimate that these two countries include approximately 600,000 WCD-indicated patients, representing a sizeable opportunity for future international expansion.

Sales and Marketing

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

Our commercial team is comprised of approximately 130 direct sales representatives as well as more than 40 sales and clinical support professionals as of April 30, 2026. This team is responsible for developing sales territory business plans, targeting and opening new accounts, and driving adoption of our Cardiac Recovery System platform. Once a healthcare provider prescribes our ASSURE WCD to a patient, our direct sales team is supported by a contracted team of over 500 Assure Patient Specialists ("APS") who assist patients with fitting and training. These specialists assist with fitting patients with the appropriate size and gender-specific option of the ASSURE WCD and provide training on its proper wear and use. At fitting, we deliver our ASSURE WCD from our distribution network to the patient. When a patient’s wear time has concluded, the device is returned for reprocessing and reintroduction into the distribution network.

We have initially focused on establishing key customer accounts and expansion into high WCD-volume areas. Our commercial team has been successful at driving adoption of the ASSURE WCD with hospitals ranging from top academic medical centers to community hospitals, and we plan to continue to further scale our commercial team to reach a wider range of healthcare providers across the entire U.S. Long term, we plan to expand internationally, and we believe the prevalence of single payor health systems outside of the U.S. provides an opportunity to efficiently penetrate large pools of net new eligible lives. As of April 30, 2026, we have not received any regulatory approvals to commercialize our products outside of the U.S. and have not submitted any applications to obtain such regulatory approvals. However, we are currently planning to pursue CE Mark approval in Europe and, in the future, intend to strategically commercialize in select international countries. We anticipate Western Europe to be our initial focus due to favorable market dynamics and our goal is to obtain regulatory approvals to begin distributing our ASSURE WCD in certain markets in Western Europe within the next three years.

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

In addition to serving high-acuity patient populations, we believe we are positioned to expand our offerings to a broader range of cardiac patients, including those with previously undiagnosed atrial fibrillation, advanced hypertension, and other cardiac conditions. Our long-term vision is to deliver a comprehensive and cohesive ecosystem of monitoring, diagnostics, and therapy that seamlessly supports patients as their health conditions evolve. In addition, in January 2026, we announced a strategic collaboration with Biobeat Technologies, which has developed the only clinically validated, FDA-cleared cuffless, patch-worn ABPM device. The device leverages photoplethysmography-based sensing to deliver continuous, noninvasive blood pressure measurement over a 24-hour period for hypertension diagnosis and management in the outpatient cardiac recovery setting. We intend to integrate Biobeat’s technology into its product portfolio to make ABPM data available for patients prescribed the ASSURE WCD.

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

Manufacturing and Supply

We utilize third-party manufacturing and supply partners to manufacture our ASSURE WCD and its components. We believe outsourcing the manufacture of our ASSURE WCD provides the expertise and capacity required to effectively and efficiently scale production based on the demand. We select our third-party partners to ensure that our ASSURE WCD and its components are of the highest quality and adhere to all applicable regulations. We employ a rigorous manufacturing and supplier partner assessment, qualification, and selection process to target partners that meet the requirements of the FDA and the International Organization for Standardization, as well as quality standards supported by internal policies and procedures. Our quality assurance program monitors and maintains manufacturing and supplier partner performance through qualification and periodic reviews and audits. Our tier-one third-party manufacturing and supplier partners, which supply our SensorFit Garment and assemble our ASSURE WCD, are also independently audited by the FDA. We rely on a single or limited number of suppliers for certain components of our ASSURE WCD. We seek to manage single-source supplier risk by regularly assessing the quality and capacity of our partners, as well as by qualifying alternative partners and developing contingency plans for responding to disruptions.

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

We utilize a lease business model where certain components of our ASSURE WCD are reused for multiple patients. At the end of a prescription, the patient ships our ASSURE WCD back to our third-party manufacturing partner, who disposes of the single-use items, such as our SensorFit Garment, and then inspects, tests, and recertifies the other components for use by another patient. The reusable nature of our ASSURE WCD allows each device to be deployed multiple times, thereby reducing the ongoing demand for new inventory. These reconditioning processes are validated and FDA approved. We also have preventative maintenance and repair processes that can further extend the life of each ASSURE WCD.

We utilize an inventory distribution strategy where we pre-emptively deploy our ASSURE WCD and its components to a central distribution location, as well as 20 additional strategically located third-party warehouses across the U.S. This is done to ensure our ASSURE WCD is available for immediate use no matter where a patient is located. Inventory stock is allocated based on historical ASSURE WCD utilization in that territory, as well as sales forecasting to account for growing demand. Using this strategy, ASSURE WCD components are typically replenished within a 24-hour window. We believe this distribution model optimizes the availability of our ASSURE WCD inventory, supports growth, and minimizes the impact of localized weather, transportation delays, or other disruptions.

Our tier-one third-party manufacturing and supplier partners also operate facilities in Asia and Europe, equipped with localized manufacturing and reconditioning capabilities. These facilities can leverage our proven systems and processes in the U.S. to support our future international needs.

Competition

Our currently marketed products and any future products we commercialize will be subject to competition. The WCD market has historically been served by a single incumbent commercial product, the LifeVest WCD, which is marketed by ZOLL Medical, a wholly owned subsidiary of Asahi Kasei Corporation. In May 2025, a new market entrant received FDA approval for an adhesive-based external defibrillator.

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

We believe that our Cardiac Recovery System platform will continue to be advantaged in the market due to our differentiated and integrated features enabling superior patient comfort, compliance, connectivity and support. However, our competitors, current and future, may have greater financial and personnel resources than we have and may have advantages over us in any of the aforementioned factors. For a discussion of risks related to our competition, see ‘Item 1A. Risk Factors – If our competitors are able to develop or market products and services that are more effective, or gain greater acceptance in the marketplace, than any products and services we develop, our commercial opportunities will be reduced or eliminated.”

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

We rely on utility patent, design patent or other similar protection and registration mechanisms through various jurisdictions that relate to our ASSURE WCD. As of April 30, 2026, we have rights to 264 issued U.S. and foreign patents, consisting of 229 issued patents in the U.S., 17 issued patents in the European Union, 8 issued patents in Japan, 5 issued patents in Australia and 5 issued patents in China. Additionally, as of April 30, 2026, we had 125 pending published and unpublished U.S. and foreign patent applications, consisting of 114 pending published and unpublished patent applications in the U.S., 5 pending published patent applications in the European Union, 2 pending published patent applications in Japan, 1 pending published patent applications in Australia and 3 pending published patent applications in China. Assuming all required fees and other charges are paid, the earliest expiry date for issued patents owned or used by us is in February 2031.

We rely on trademarks, service marks, trade names and brand names, such as our registered or applied for trademarks for the marks ASSURE, CARDIAC RECOVERY SYSTEM, KESTRA, KESTRA CARESTATION and ASSURE ASSIST to distinguish our products from the products of our competitors. We have registered or applied for each of these marks in the United States and, for certain markets, in selected locations internationally, but we may be unable to obtain, maintain, protect or enforce our trademarks in the markets where we currently or may in the future operate.

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

Government Regulation

Our products and our operations are subject to extensive and ongoing regulation by the FDA, the CMS and other federal and state authorities in the United States. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In addition, we are subject to regulation by CMS, state law, and private payor requirements as a DME supplier with respect to our product leasing and payor billing operations. In the United States, the Federal Food, Drug and Cosmetic Act (the “FDCA”) and the implementing regulations of the FDA govern, among other things, product design and development, pre-clinical and clinical testing, premarket notifications and clearance or approval, investigational device exemption, establishment registration and device listing, product manufacturing, quality systems, import and export, product labeling, product storage, medical device reporting, recalls and field safety corrective actions, advertising and promotion, revenues and distribution, and post-market surveillance (including complaint handling and adverse event reporting). Our business is subject to various federal, state and local regulations, including, but not limited to, ISO 13485, ISO 14971 and the FDA’s Quality System Regulation (“QSR”) contained in 21 CFR Parts 801, 803, 807, 812, 814, and 820.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification (“510(k)”) under Section 510(k) of the FDCA or approval of a premarket approval application (“PMA”).

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

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting clearance to commercially distribute the device.

Devices deemed by the FDA to pose the greatest risks, such as life-sustaining or life-supporting devices, those that are of substantial importance in preventing impairment of human health, or which present a potential unreasonable risk of illness or injury, are placed in Class III, requiring approval of PMA. The PMA process is more stringent, time-consuming and expensive than the 510(k) clearance process. Some pre-amendment devices are unclassified but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

Our ASSURE WCD is a Class III device that has received a PMA. For the purpose of our PMA, our digital health platform is separate from our ASSURE WCD and is treated as an FDA Class I 510(k)-exempt device.

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

De Novo Classification Process

Medical device types that the FDA has not previously classified are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Pursuant to the Food and Drug Administration Safety and Innovation Act (the “FDASIA”) manufacturers may request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not-substantially-equivalent determination. De novo classification requests are subject to the payment of user fees.

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

PMA Pathway

Class III devices require a PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA application, the applicant must demonstrate that the device is safe and effective, and the PMA application must be supported by extensive data, which may include data from pre-clinical studies and human clinical trials. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. The PMA process is burdensome, and in practice, the FDA’s review of a PMA application may take up to several years following initial application.

Following submission of a PMA application, the FDA conducts an initial filing review to determine whether the application is sufficiently complete to permit substantive review. If the application is accepted for filing, the FDA’s review goal under the FDCA is 180 days; however, actual review timelines are typically longer and may extend well beyond this timeframe depending on the complexity of the application, the need for Advisory Committee input, and the number and scope of FDA information requests. During the review process, the FDA frequently issues requests for additional information or clarification (e.g., deficiency letters), and the sponsor’s responses to these requests can significantly impact the overall review timeline. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•
the device may not be safe, effective, reliable or accurate to the FDA’s satisfaction;
•
the data from pre-clinical studies and clinical trials may be insufficient to support approval;
•
the manufacturing process or facilities may not meet applicable requirements; and
•
changes in FDA approval policies or adoption of new regulations may require additional data.

An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant, its clinical trial data and clinical sites, as well as its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with FDA requirements, including the QSR. PMA applications are also subject to the payment of user fees, which for 2026 includes a standard application fee of $579,272.

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

Clinical Trials

Clinical trials are almost always required to support a PMA application and are sometimes required to support a 510(k) submission. We completed clinical trials for our ASSURE WCD in March 2020 and received our PMA for our ASSURE WCD in July 2021. Most recently, we announced results from the post-approval clinical study of the ASSURE WCD in November 2025, and we may in the future engage in additional clinical trials and other clinical initiatives to support additional indications and stronger guideline recommendations for WCD therapy and to obtain regulatory approvals to market our products in new markets. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements and obtain Institutional Review Board, or IRB approval when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

Advertising and promotion of medical devices is regulated by the FDA, as well as the Federal Trade Commission depending on the type of device and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. Furthermore, under the federal U.S. Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.

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

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act (“ACA”). Specifically, under the Anti-Kickback Statute, the government must prove the defendant acted “knowingly” to prove a violation occurred. The ACA added a provision to clarify that with respect to violations of the Anti-Kickback Statute, “a person need not have actual knowledge” of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Our business is also subject to the Bermuda Personal Information Protection 2016 Act (“PIPA”). The PIPA was fully implemented on January 1, 2025 and regulates how any organization in Bermuda may use personal information through a combination of principle based and prescriptive rules. Prescriptive rules for in scope organizations (i.e., those that use personal information, noting “use” is broadly defined) include a requirement to only use personal information where a legal condition applies, a requirement to appoint a data privacy officer, a requirement to provide all individuals with a privacy notice that must contain at a minimum certain required information and requirement to understand and comply with individual rights around access, rectification and erasure.

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

Healthcare Reform and Cost Containment Measures

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

For example, the ACA contains a number of significant provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. For example, various portions of the ACA have faced legal and constitutional challenges, including in the United States Supreme Court; the Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress introduced several pieces of legislation aimed at significantly revising or repealing the ACA. While the ACA remains in effect, it continues to be subject to modification through legislative, regulatory and administrative actions, the impact of which on our business cannot be predicted.

Other legislative changes have been proposed and adopted since the ACA was enacted, include the Budget Control Act of 2011, which among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Team Members and Human Capital Resources

As of April 30, 2026, we had over 443 full time team members, substantially all of which are located in the U.S. None of our team members is subject to a collective bargaining agreement or represented by a trade or labor union, and we have not experienced any material work stoppages to date. We consider our relationship with our team members to be good, and we are committed to inclusion and policies and procedures to maintain a safe work environment.

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

Our compensation program is designed to retain, motivate and, as needed, attract highly qualified executives. Accordingly, we use a mix of competitive base salary, cash-based annual incentive compensation, equity compensation awards, including performance-based equity, and other employee benefits.

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

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our common shares could decline, and you could lose all or part of your investment. Please also see “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a limited operating history, which may make it difficult for you to evaluate our current business and its likelihood of success and viability. If we are unable to manage our business and any fluctuations in our business effectively, our business and growth prospects could be materially and adversely affected.

We are a commercial-stage, wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease through connected monitoring, therapeutic intervention, and data-driven clinical insights. We have developed and are commercializing our Cardiac Recovery System platform, a comprehensive and advanced system that integrates monitoring, therapeutic treatment, digital health, and patient support services into a single, unified solution. The cornerstone of our Cardiac Recovery System platform is the ASSURE WCD. We completed clinical trials for our ASSURE WCD in March 2020, received our PMA for our ASSURE WCD on July 27, 2021 and fully commercially launched our ASSURE WCD in August 2022, and therefore do not have a long history operating as a commercial company. We are continuing to develop the capabilities and infrastructure to increase our commercial organization, distribution, supply chain and revenue cycle management capabilities to further strengthen our market penetration. However, there is no assurance as to the extent to which we will be able to continue to scale our business and expand our market penetration. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We may be unsuccessful for a number of reasons, including:

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
•
the limited size and geographic scope of our sales and marketing capabilities as compared to our primary competitor and the learning curve required for our direct sales force personnel to become effective in processing prescriptions of our products and capturing market share;
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

In addition, as a company with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. The challenges we face in managing our evolving business place significant demands on our management, financial, operational, manufacturing, technological and other resources. In particular, rapid and continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, maintaining consistent and high-quality products and customer service to meet increased demand for our products, and developing and maintaining revenue cycle management, inventory management, payor contracting, supply chain and information technology infrastructure that can support the growing scale of our business and ensuring our compliance with the laws and regulations of our markets and new markets we may enter into. We are continuing to invest in and grow our commercial activities. As we continue to grow, we may also need to invest significant resources to improve and expand our portfolio of technologies and solutions, scale up our manufacturing capabilities through our third-party suppliers and expand our distribution resources, including our network of APSs. We may not be able to do this in a cost-effective manner or at all. We cannot assure you that any changes in scale, related quality or compliance assurance will be successfully implemented or that appropriate personnel will be available to facilitate the management of and changes to our business. If we do not adequately address these risks and difficulties, our ability to support and further grow our current commercial activities may be negatively impacted.

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

The development, manufacturing and distribution of medical technologies is capital intensive. From our inception in 2014 through the full commercial launch of our ASSURE WCD in August 2022, we made significant investments in research and development efforts, developing and running clinical trials to obtain regulatory approval for our ASSURE WCD, and enabling manufacturing activities in support of our product development efforts to prepare for the commercialization of our ASSURE WCD. Since the commercial launch of our ASSURE WCD, we have incurred, and expect to continue to incur, significant expenses related to our sales, marketing, product manufacturing and distribution functions and processes and establishing the infrastructure, including revenue cycle management capabilities, necessary to continue to support its commercialization. More recently, we have also incurred expenses relating to operating as a public company. We had net losses of $131.6 million and $113.8 million for the fiscal years ended April 30, 2026 and 2025, respectively, and as of April 30, 2026, we had an accumulated deficit of $651.9 million.

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

We expect our expenses to continue to increase as our business grows, including as a result of our ongoing efforts to grow our sales and commercial organization, increase our brand awareness through programmatic and industry-specific advertising, conduct clinical studies to expand the clinical evidence supporting the efficacy of our ASSURE WCD and our broader Cardiac Recovery System platform and engage in research and development initiatives and potential partnerships to enhance and broaden our suite of solutions. Our efforts to continue to grow and scale our business may not be successful or may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses or at all.

While we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs for at least the next 12 months, we may need additional funding, which may include future equity and debt financing. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses, and we may require additional funding in the future to further our growth plans. Fundraising efforts can divert management from their day-to-day activities, which may adversely affect our ability to further commercialize our ASSURE WCD and otherwise grow our business. Any disruptions in the financial markets or other adverse macroeconomic conditions may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or current or future products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are capital constrained and unable to raise capital when needed, we may not be able to meet our obligations, which may limit or halt our ability to continue operations, or we may be forced to delay or scale back our growth plans, including our initiatives to increase market adoption of our ASSURE WCD and further our market penetration, which could materially and adversely affect our results of operations and prospects.

We generate revenue primarily by leasing our ASSURE WCD as part of our Cardiac Recovery System platform, and we are therefore highly dependent on our ASSURE WCD for our continued success.

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

Our ability to execute our growth strategy and become profitable will depend on our ability to educate healthcare providers, hospitals and patients on the benefits of our ASSURE WCD and associated products and services delivered as part of our Cardiac Recovery System platform over the existing product and services in the market. There is no assurance that the products and solutions we offer through our Cardiac Recovery System platform or other potential products we may develop in the future will achieve and maintain widespread market adoption over the long term or at all. Market acceptance of the solutions and services we provide through our Cardiac Recovery System platform or other potential products we may develop may be negatively impacted if healthcare providers, hospitals and patients do not perceive WCDs, including our ASSURE WCD, to be useful, safe, effective, reliable and trustworthy or do not perceive the advantages of ASSURE WCD over our main competitor, or if we are unable to provide adequate customer service and sufficient training to patients or effectively harmonize our products with healthcare providers and processes in which we operate. We may in the future engage in additional clinical trials and other clinical initiatives to support additional indications and stronger guideline recommendations for WCD therapy and to obtain regulatory approvals to market our products in new markets. Any studies we, or third parties that we sponsor, may conduct may be expensive, time consuming and may not yield positive results. Negative clinical research results from past, current or future clinical studies or negative publicity or an adverse change to published or unpublished guidelines or recommendations from third parties (including, without limitation, key opinion leaders, medical societies and clinical advisory boards) relating to the use, clinical benefit or risk profile of WCDs in general, including our ASSURE WCD, generally could result in negative perception of the efficiency and safety of our products and affect our brand and reputation. Healthcare providers play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. If we are not successful in convincing healthcare providers of the merits of our ASSURE WCD, they may not prescribe it or recommend it to other healthcare providers and we may be unable to increase revenue, sustain our growth or achieve profitability.

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

Additionally, adoption of our products may be directly influenced by a number of financial factors, including the extent to which our products have broad coverage from third-party payors and have well-established reimbursement codes and adequate reimbursement rates. The efficacy, safety, performance, patient compliance benefits and cost-effectiveness of our solutions, on a stand-alone basis and relative to competing products and/or services will determine the availability and level of reimbursement received by us. There is no assurance that we will be able to obtain and maintain adequate levels of coverage and reimbursement for our products. In particular, as we seek to expand into new markets in the future, including select international markets, we may be subject to different, and potentially conflicting requirements, to obtain the necessary coverage and reimbursement for our products. Complying with various coverage and reimbursement requirements in each jurisdiction in which we distribute our products may be costly, and we may face difficulty in adequately adjusting our business to comply with any diverging requirements, which could hinder our ability to expand our market reach or launch new products. In order to generate revenue, we will need to target potential prescribers of our products, such as hospitalists, cardiologists and other healthcare providers, as well as potential end-users of our products with whom we have had little contact, which requires significant marketing and sales efforts. Even if we succeed in increasing adoption of our products by healthcare providers and hospitals, maintaining and creating new relationships with third-party payors and developing and commercializing new features or indications for our products, we may be unable to generate sufficient revenue to achieve or sustain profitability.

The revenue we generate from distributing our ASSURE WCDs also varies, in part, based on the wear time of patients who are prescribed our ASSURE WCD. We bill third-party payors for patient use of our ASSURE WCDs based on their wear time. Although we have designed our ASSURE WCD to enhance the comfort of patients and allow for more extended wear times as part of their longer-term cardiac care, the actual wear time of our ASSURE WCDs can vary due to a number of factors, many of which are beyond our control. The emergence of new medical technologies, therapies and other medical advances may reduce the need to wear a WCD for an extended period. Patients may shorten their wear time due to any inconvenience or discomfort from wearing a WCD or because they do not perceive the need to wear a WCD for an extended period of time and are willing to take on the heightened risk of experiencing a SCA from not wearing a WCD. Additionally, healthcare providers may elect to prescribe our ASSURE WCD for a more limited period of time because of concerns of reduced patient compliance with longer wear times, difficulties with obtaining reimbursement from third-party payors for extended wear times, changes in medical guidelines on recommended wear times or other clinical factors that result in the need to shorten or terminate the use of a WCD, such as a patient requiring an ICD sooner than anticipated. If the average wear time of our ASSURE WCD does not increase or is reduced over time, this may limit the revenue we generate, which may negatively impact our results of operations, cash flows and the growth of our business.

Our commercial success depends in part on the extent to which governmental authorities and health insurers provide coverage and adequate reimbursement levels. Failure to obtain and maintain coverage and adequate reimbursement for our products could limit our ability to market those products and make it difficult for us to operate profitably.

In the United States and in other countries, patients who are prescribed medical treatment generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. In the U.S., third-party payors include government healthcare programs such as Medicare, Medicaid, TRICARE and the Veterans Administration and private payors. Coverage and adequate reimbursement from payors are critical to new product acceptance. As we expand our business and enter into new markets, we will need to enter into new payor contracts with national, state, regional and international payors. There is no assurance that we will be able to enter into new payor contracts, or renew our existing payor contracts upon their expiration, on terms acceptable to us, or at all.

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
•
safe, effective, and medically necessary;
•
cost-effective;
•
supported by peer-reviewed publications and key opinion leaders;
•
appropriate for the specific patient; and
•
neither experimental nor investigational.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that typically requires us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. There is no assurance that we will be able to maintain adequate coverage and reimbursement for our ASSURE WCD in each of the markets it is distributed.

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
•
any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

In addition, our revenue is subject to seasonality as our billings and collections efforts during January and February tend to be lower because of resetting annual patient healthcare insurance plan deductibles. In addition, as our sales grow in the U.S. and any international markets we may enter into in the future, we may experience seasonality based on holidays, vacations and other factors. The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common shares could decline substantially. Such a share price decline could occur even if we meet any previously publicly-stated guidance we may have provided.

Macroeconomic conditions could materially adversely affect our business, financial condition, results of operations and prospects.

Macroeconomic conditions, such as inflationary pressure, changes to monetary policy, fluctuations in interest rates, volatile currency exchange rates, credit and debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, results of operations and prospects. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and hostilities in multiple geographies and monetary and financial uncertainties.

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

We may at times experience supply chain constraints, including difficulties obtaining a sufficient supply or increased prices of component materials used in our products, due to macroeconomic factors. Increased interest rates may make access to credit more difficult, which may result in the insolvency of key suppliers, which would exacerbate supply chain challenges. Such supply chain constraints could cause us to fail to meet product demand or maintain our margins.

We are actively expanding our sales force and customer service resources, and if we are unable to effectively manage this growth, including hiring, training and retaining qualified personnel and scaling our commercial operations, our business, operating results and prospects could be adversely affected.

As we continue to commercialize our ASSURE WCD, we are expanding the size and geographic scope of our sales, marketing, and clinical support and customer service organizations in order to develop broad brand awareness and increase market penetration. Our commercial team is comprised of approximately 130 direct sales representatives as well as more than 40 sales and clinical support professionals as of April 30, 2026, up from 80 direct sales representatives and 40 sales and clinical support professionals as of April 30, 2025. Once a healthcare provider prescribes our ASSURE WCD to a patient, our direct sales team is supported by a contracted team of over 500 APSs as of April 30, 2026 who assist patients with fitting and training, up from 300 APSs as of April 30, 2025.

Our continued growth requires us to recruit, hire, onboard, train, manage and retain a significant number of qualified sales, clinical and customer service personnel. In particular, there is significant competition for qualified and experienced sales force personnel, as well as healthcare personnel with the relevant technical and clinical expertise to assist with WCD-related training and patient fittings. Identifying and recruiting qualified personnel and training them in the application of our solutions, on relevant federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and management attention. New hires and newly contracted APSs require substantial training and time before achieving desired productivity levels, developing customer relationships and completing patient fittings at the levels of quality and efficiency we expect.

As we continue to expand our commercial organization, we expect to incur substantial costs, including increased compensation, commissions, benefits, training and support expenses. We have in the past entered, and expect to continue to enter, into compensation arrangements with our commercial team that may include minimum guaranteed commissions, which may increase our compensation costs without a commensurate increase in revenue if our sales personnel do not operate as efficiently as expected. If we are unable to effectively manage the growth of our commercial operations, successfully integrate and train new personnel, or achieve anticipated productivity and revenue growth from these investments, our business and operating results could be adversely affected.

This growth may also cause operational and managerial challenges, including maintaining consistent sales practices, customer support quality, compliance oversight and coordination across geographies. Management will need to spend additional time and attention recruiting and integrating additional employees. Rapid expansion in personnel could also result in less experienced people marketing and offering our products, which could result in inefficiencies, unanticipated costs and cause disruptions to our operations. Additionally, rapid and significant growth may strain our administrative and operational infrastructure. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

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

We also utilize, and may in the future further utilize, third parties to support certain sales, billing, collections, marketing, patient support and distribution activities. For example, we have executed a distribution agreement with a DME supplier to facilitate billing and collections relating to the utilization of ASSURE WCD. We may have limited control over the performance of such third parties, and they may fail to devote sufficient resources or attention to supporting ASSURE WCD effectively. If we are unable to expand and manage our sales and customer service capabilities successfully, either on our own or in collaboration with third parties, we may not be able to maintain or grow sales of our ASSURE WCD or commercialize any future product candidates and our revenue may be materially adversely affected.

We have limited experience supplying our ASSURE WCD in quantities and providing services on a broad scale that is both commercially successful and meets clinical needs, and we can experience issues that may lead to production or service delays or shortfalls, which could adversely affect our business.

As we fully commercially launched our ASSURE WCD in August 2022, we have limited experience in supplying our ASSURE WCD in commercial quantities and providing services on a broad scale that is both commercially successful and meets clinical needs. As we continue to scale our commercial operations, we have and may in the future experience issues that can lead to production or service delays or shortfalls. Such production or service delays or shortfalls may be caused by many factors, including the following:

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
•
we and our manufacturing partners are subject to state and federal regulations, including the FDA’s Quality System Regulation (the “QSR”), for both the manufacture of our products and provision of our services, non-compliance with which could cause an interruption in our ability to manufacture and deliver our products and services; and
•
our ability to attract, hire, train and retain qualified personnel in order to scale our services.

In addition to the above factors, we utilize a lease business model, whereby when a patient’s indicated wear time has concluded, our ASSURE WCDs are returned for reprocessing and reintroduction into the distribution network. Patients are typically prescribed our ASSURE WCDs for 40 to 90 days, during which time the patient wears the ASSURE WCD primarily at home. Upon conclusion of the prescription period, the patient must return our ASSURE WCD so that we can refurbish and recondition the equipment. We rely on a third-party manufacturer to recondition our used ASSURE WCDs. If there are delays with our third party providers, if our patients fail to return their equipment on time or at all or if the equipment is severely damaged requiring extensive repairs and we are unable to timely deploy the equipment for the next customer’s use, then our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to keep up with demand for our products, including our ASSURE WCD, our revenue could be negatively impacted, market adoption of our products could be harmed and we may not be able to compete against our current or future competitors.

Our continued growth depends on our ability to successfully scale manufacturing, service, quality assurance and other operational capabilities, and failure to do so could adversely impact our business.

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

We outsource the manufacturing of our ASSURE WCD and all of its components to third-party suppliers, including contract manufacturers that manufacture garments, chargers, monitors, batteries, cables and various accessories for our ASSURE WCD. We also rely on a third-party manufacturing partner to recondition our ASSURE WCDs for use by subsequent patients. As a result, we depend on our third-party suppliers and contract manufacturers to provide us with materials and services in a timely manner that meet our quality, quantity and cost requirements. These suppliers and contract manufacturers can encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet demand for our products. Our reliance on third-party suppliers subjects us to a number of risks, including, but not limited to:

•
inability to obtain sufficient quantities of components used in our products in a timely manner or on commercially acceptable terms, including shortages of off-the-shelf commercial components;
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
•
the outbreak of contagious diseases or other health crises;
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

In addition, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all materials, components and services necessary to manufacture our ASSURE WCD, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, and may result in interruptions in our operations and product delivery. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of our ASSURE WCD, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any significant delays or interruption in the supply of components and materials necessary for our products, or our inability to obtain substitute components or materials from alternate sources at acceptable terms and in a timely manner could impair our ability to meet demand for our products, fulfill our contractual obligations to deliver our products and harm our business.

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

If our suppliers’ manufacturing facilities or our research and development facilities are damaged, inoperable, or otherwise unavailable, we could experience manufacturing disruptions, delays in research and development activities, increased costs, and adverse effects on our business and results of operations.

Facilities and equipment of our suppliers could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, flooding, cyberattacks, power outages and other natural disasters or infrastructure failures. Any of these may render it difficult or impossible for our suppliers to manufacture products for some period of time. If our suppliers’ manufacturing facilities are inoperable for even a short period of time, the inability to manufacture our ASSURE WCD may result in harm to our reputation and our results of operations. Our research and development facilities are subject to similar risks, and inability to access such facilities may result in interruptions to our research and development efforts for our existing products and other products we are developing. Additionally, it may be costly and time-consuming to repair or replace the facilities and equipment we use to conduct our research and development activities and manufacture our products.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our ASSURE WCD to our customers and for tracking of these shipments. This in particular is because we employ a lease model whereby at the end of a prescription, each patient ships our ASSURE WCD back to our third-party manufacturing partner, who then reconditions the ASSURE WCD before it is redistributed to the next patient. Delays in the transport of our ASSURE WCDs to and from our suppliers can cause shortages in our inventory of ASSURE WCDs and adversely affect our ability to respond to customer demands. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any ASSURE WCDs or components thereof, it would be costly to replace such systems or components in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates, due to trade restrictions or otherwise, could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

Our clinical study initiatives may be complex, lengthy, expensive and carry uncertain outcomes. Future trials and studies by us or others may fail to replicate positive results observed to date.

In order to support the continued adoption of our products, we will need to continue to invest in clinical study initiatives to grow the body of clinical evidence supporting the safety, efficacy and benefits of our products and solutions. We conduct our own clinical studies and provide support for third party-initiated trials that evaluate different aspects of the ASSURE WCD. There is no assurance of whether we will be able to complete patient enrollment for any clinical trials and delays in completing patient enrollment may result in increased costs or affect the timing or outcome of our clinical trials. If we are unable to timely complete our clinical studies, our ability to continue to develop a sufficient body of clinical evidence to support the safety, efficacy and benefits of our products may be adversely affected, which may negatively impact adoption rates for our products. Clinical trials are difficult to design and implement, can take many years, can be expensive and carry uncertain outcomes. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned, or future products may not be predictive of the results of later clinical trials or real-world performance, and interim results of a clinical trial do not necessarily predict final results. Additionally, clinical trials may produce different results depending on the type of statistical analysis used to report data results, such as per protocol analyses and intent-to-treat analyses. Results produced under one type of statistical analysis may not be consistent with or may not be as favorable as results produced under alternative types of statistical analysis. For example, in the VEST study published in 2018, initial intention-to-treat analysis of WCD therapy did not indicate a statistically significantly lower rate in sudden arrhythmic death when compared to treatment through GDMT alone, whereas the as-treated analysis showed that a significantly lower percentage of patients died when they were wearing the WCD than when they were not. If any studies conducted by third parties on any of our products produce results that are not as favorable as the findings in the clinical trials we conduct, the adoption of our products could be impeded and our reputation in the medical community may be damaged, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, failure to establish the safety and efficacy of any additional products we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even after any products are cleared or approved in the U.S., commercialization of our products in foreign countries would require clearance, certification or approval by regulatory authorities in those countries. Clearance, certification or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional pre-clinical studies or clinical trials. Adjusting our clinical trial procedures to satisfy the clearance, certification or approval requirements of different foreign jurisdictions may be costly and may result in delays in our ability to complete our clinical trials and commence the commercialization of our products in such jurisdictions.

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
•
we may not reach agreement on acceptable terms with prospective contract research organizations (or “CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials or investigations may also ultimately lead to the denial of regulatory approval of any future product candidates. Clinical trials and investigations must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or other regulatory bodies at the medical institutions where the clinical trials or investigations are conducted. In addition, clinical trials and investigations must be conducted with supplies of our devices produced under current good manufacturing practice (“cGMP”) requirements and other regulations. Furthermore, we may rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we may have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both.

If the ASSURE WCD is not effective or if we or our competitors receive negative publicity about the effectiveness of WCDs, our brand and reputation could suffer.

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

Additionally, if our products or similar products offered by our competitors are involved in an instance of patient harm, even if it is through misuse of such products, it could result in decreased demand for our products and damage to our reputation. For example, our primary competitor has been subject to negative publicity from the media and medical journals relating to false alarms and inappropriate shocks delivered by their WCDs. Reports of device failures or other instances of patient harm relating to our products or similar products offered by this competitor could negatively impact demand and adoption rates for our ASSURE WCD or WCDs more generally, which could adversely affect our results of operations. This adverse impact may occur whether or not we are directly related to, or otherwise control, such events, as any perception of our involvement could dilute, tarnish or otherwise adversely affect our reputation and brand.

The availability of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to organize collective actions more effectively, such as boycotts and other brand-damaging events. Information on these platforms may be inaccurate, and any failure to respond quickly and effectively to negative or potentially damaging social media content about our products or our affiliates, regardless of the content’s accuracy, could damage our reputation, which in turn could harm our business, prospects, financial condition and results of operations. The harm may be immediate without affording us an opportunity for redress or correction.

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

The revenue we can generate from the lease of our ASSURE WCD depends in large part on the availability of reimbursement from third-party payors, namely Medicare, Medicaid and private payors. These payors may deny reimbursement if they determine that our ASSURE WCD was not medically necessary for the patient or was not used in accordance with the payor’s coverage policy. A significant component of our operational efforts involves working with private payors to ensure positive coverage decisions for our product and investing in our revenue cycle management infrastructure to collect cash from payors. Additionally, we are reimbursed for the use of our ASSURE WCD based on patient wear time and are therefore dependent, to an extent, on patients complying with their prescriptions and wearing our ASSURE WCD for the time periods prescribed by their healthcare providers. Lack of patient compliance with prescribed wear times may also result in healthcare providers becoming less likely to prescribe our ASSURE WCDs at the same volumes we have experienced in the past, or at all, which would adversely impact our revenues and the growth of our business.

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
•
differences between our expected or contract price for our products and the reimbursement by the payors and/or our patients;
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

We are subject to audits, investigations and recoupment actions by governmental and commercial payors, which could adversely affect our business, financial condition and results of operations.

Federal and state governmental agencies and commercial payors conduct audits, investigations and other reviews to identify potential overpayments and other perceived irregularities in claims submitted to government healthcare programs and private payors. These activities may include reviews conducted by Recovery Audit Contractors (responsible for auditing Medicare claims), Unified Program Integrity Contractors (responsible for the identification of suspected fraud through medical record review), and Medicaid Integrity Contractors (responsible for auditing Medicaid claims). We are regularly subject to audits, inquiries, and investigations from these and other contractors from time to time in the ordinary course of our business and may become subject to increased scrutiny from governmental agencies and commercial payors in the future.

Responding to and defending against audits, investigations and similar inquiries may require substantial management time and attention, result in significant legal and administrative costs, and divert resources from the operation of our business. Moreover, an adverse determination resulting from an audit or investigation could damage our reputation and result in repayment obligations, claim denials, fines, penalties, and other sanctions. Public disclosure of audits, investigations or enforcement actions also could adversely affect our reputation and business.

Documentation and medical necessity requirements applicable to reimbursement claims are complex, frequently changing and often subject to varying interpretation by governmental agencies, contractors and commercial payors. In many instances, there are limited publicly-available guidelines or methodologies for determining error rates or evaluating compliance with documentation standards. For example, certain CMS guidance manuals, local coverage determinations, and the Durable Medical Equipment Medicare Administrative Contractor (“DME MAC”) supplier guidance require clinical information contained in a patient’s medical record to support medical necessity determinations for DMEPOS claims. Some contractors and payors have interpreted these requirements to mean that documentation maintained by treating healthcare providers, rather than documentation generated by suppliers, must support reimbursement claims. As a result, our ability to successfully defend claims may depend in part on the adequacy, completeness and timely availability of records maintained by third-party healthcare providers over whom we have limited control.

If treating healthcare providers fail to maintain sufficient supporting documentation, or if governmental agencies or commercial payors disagree with our interpretation of applicable requirements, we may experience increased claim denials, repayment obligations, audits or enforcement activity. In addition, auditors and payors may apply inconsistent interpretations of applicable policies, which may contribute to increased perceived error rates and additional audit activity across our industry. Any requirement to repay amounts previously reimbursed, or any significant increase in denied claims, audit activity or compliance obligations, could adversely affect our revenue, cash flows, financial condition and results of operations.

Commercial payors also may conduct audits and may take legal action to recover alleged overpayments. We could be adversely affected in some of the markets in which we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations. We cannot predict the scope, frequency or outcome of any future audits, investigations or reimbursement disputes, and any adverse outcome could materially adversely affect our business, financial condition and results of operations.

If our competitors are able to develop or market products and services that are more effective, or gain greater acceptance in the marketplace, than any products and services we develop, our commercial opportunities will be reduced or eliminated.

We operate in a competitive business environment that is evolving. Prior to our entrance, the WCD market had been served by a single incumbent commercial product, the LifeVest WCD, marketed by ZOLL Medical, a wholly-owned subsidiary of Asahi Kasei Corporation, our primary competitor. In May 2025, a new market entrant also obtained FDA approval for an adhesive-based external defibrillator. As we continue to scale our business, competitors may take competitive actions against us, including competitive pricing actions and litigation challenges, such as intellectual property challenges. In the future, we may also face competition from new market entrants. The development of new or more effective drug candidates could also negatively impact the adoption and average wear time of our WCD system. Healthcare providers who are accustomed to using the products of our primary competitor may be reluctant to try new products from a source with which they are less familiar. Larger medical device companies may also acquire, invest in or form alliances with smaller companies to diversify their product offerings and enhance their competitive position in the competitive business environment, including the WCD industry and industries for other related products and services. Other potential competitors are publicly traded, or are divisions of publicly traded, major medical device or technology companies that enjoy significant competitive advantages and may be able to deploy larger or more effective sales and marketing resources than we currently have. We may also face challenges in overcoming the long-standing preferences of healthcare providers for using the products of larger, more established companies. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition, results of operations and prospects. Our competitors may also enjoy other competitive advantages such as:

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

•
company, product and brand recognition;
•
device reusability and durability;
•
reimbursement and payor coverage;
•
complexity in building up the RCM capabilities and logistics to support broad-based commercialization and service levels; and
•
recruitment and retention of a qualified and experienced sales force.

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

We are subject to numerous domestic (federal, state and local) and foreign laws addressing fraud and abuse in the healthcare industry, including the federal False Claims Act, the Federal Anti-Kickback Statute, self-referral laws, the Foreign Corrupt Practices Act, the U.K. Bribery Act, FDA promotional restrictions, the federal Physician Payment Sunshine Act and state marketing and disclosure laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment of responsible corporate officers, and exclusion from participation in government healthcare programs such as Medicare and Medicaid as well as health programs outside the U.S., and even alleged violations can result in the imposition of corporate integrity agreements or deferred prosecution agreements that could severely restrict or limit our business practices. These laws and regulations are complex and subject to changing interpretation and application, which could restrict our sales or marketing practices. Even minor and inadvertent irregularities could potentially give rise to a charge that the law has been violated. Although we believe we have implemented and will maintain an appropriate healthcare compliance program we cannot be certain that the program will adequately detect or prevent violations and/or the relevant regulatory authorities may disagree with our interpretation. Additionally, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. These changes could be costly and time-consuming.

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

The initial focus of our Cardiac Recovery System platform is to serve high-acuity patients who require both continuous monitoring and therapy. We fully commercially launched our ASSURE WCD, the cornerstone of our Cardiac Recovery System platform, in August 2022 and have introduced various updates and complementary technologies and services related to our Cardiac Recovery System platform since then. We also recently launched our ASSURE wearable ECG as part of our efforts to expand into providing monitoring and connectivity solutions to patients who are no longer indicated for a WCD but who still require ongoing support. We are also in various stages of research and development for other potential solutions and new indications for our technology. We seek to maintain a process of prioritization and resource allocation among our various research and development efforts to maintain a balance between advancing our ASSURE WCD and developing other current and any future cardiovascular solutions. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular products or therapeutic areas may not maximize our ability to generate potential profits, may not lead to the development of any viable commercial product and may divert resources away from other products and solutions tailored to other therapeutic areas that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product, we may relinquish valuable rights to that product through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. In addition, if we make incorrect determinations regarding the viability or market potential of any of our products and solutions or misread trends in cardiovascular care and the wearable healthcare technology industry, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our outstanding debt may affect our ability to operate our business and secure additional financing in the future.

As of April 30, 2026, we had an aggregate principal amount of $45.0 million outstanding under the Credit Agreement and Guaranty, dated as of September 29, 2023, as amended by the Second Amendment to Credit Agreement and Guaranty, dated February 25, 2025 (as may be further amended from time to time, the “2024 Term Loan”), among Perceptive Credit Holdings IV, LP, as administrative agent and as a lender, the other lenders party thereto, West Affum Holdings and Kestra Medical Technologies, Inc., as borrowers, and the guarantors party thereto. On July 10, 2026, we entered into the Loan Agreement, dated as of July 10, 2026 (as may be further amended from time to time, the “Term Loan”), with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, as lenders, BioPharma Credit PLC, as collateral agent, Kestra Medical Technologies, Inc., as borrower, and the guarantors party thereto. In connection with entering the Term Loan, the 2024 Term Loan was paid off and terminated and our obligations thereunder were discharged.

We must make significant quarterly interest payments under the Term Loan, which will divert resources from other activities. Our outstanding debt under the Term Loan is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, incur liens, pay dividends and other restricted payments, and enter into mergers and similar transactions, in each case subject to certain exceptions. The covenants in the Term Loan, as well as in any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. The Term Loan also contains a minimum liquidity covenant. Additionally, there are certain non-financial covenants. See Note 7, “Long-Term Debt” and Note 17, “Subsequent Event” to the consolidated financial statements included elsewhere in this Annual Report. Our ability to comply with these covenants may be affected by a number of events, some of which may be beyond our control and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business.

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

We are highly dependent on information technology networks and systems to securely process, transmit and store this critical information to ensure the effective operation of our business and the timely delivery of our solutions and services. For example, we rely on information technology networks to ensure that our digital solutions, such as our Heart Alert Services and ASSURE Assist services, are able to deliver timely critical alerts to healthcare providers and notify emergency services when therapy is administered to patients. Our third-party information technology systems may not remain available on terms acceptable to us and may require replacement, which could result in substantial operational expense, diversion of our resources, and reduced efficiency, any of which could result in a material adverse effect on our business, financial condition, results of operations and prospects. Cybersecurity incidents affecting our information technology systems, or those of our vendors or partners, including ransomware, malware, phishing, distributed denial-of-service attacks, credential compromise, unauthorized access, software vulnerabilities, insider threats and other malicious or accidental acts, can create system disruptions, shutdowns or unauthorized disclosure, access, use or modifications of confidential information, including patient information and trade secrets. The secure collection, use, processing, storage, maintenance, protection and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Data security-related incidents and fraudulent activity are increasing in frequency, sophistication, and variety, and can originate from many sources, including third-party suppliers and nation-state actors. Our information technology and infrastructure, and those of our vendors, have been and will continue to be vulnerable to malicious cyber activity or viruses or breaches due to employee error, malfeasance or other disruptions. While we have taken steps to identify critical and high-risk vulnerabilities to and protect our infrastructure and sensitive information from unauthorized access, disclosure, or other activity, and while we have implemented compliance measures along those lines, we continue to develop our policies and procedures for protecting such information, and there can be no assurance that these will prevent, detect, or mitigate such issues given the unpredictability of the timing, nature, and scope of data security-related incidents and fraudulent activity. Furthermore, some confidential and protected health information is transmitted to us by third parties, who may not implement adequate security and privacy measures. Our third-party vendors and other business partners may also experience breaches to their information technology systems that could lead to disruptions to our business and ability to deliver our solutions and services.

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

Any such breach or interruption of our systems, or those of any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings (such as class actions), liability under laws that protect the privacy of patient information, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and regulatory penalties (such as state data breach laws). Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and engage in other patient and healthcare provider education and outreach efforts. Any such breach could also compromise our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

Product liability claims, misuse or off-label use of our products, or allegations that we improperly promoted off-label uses could result in litigation, regulatory enforcement actions, reputational harm, and increased costs.

Our business exposes us to potential product liability claims that are inherent in the provision of medical devices for cardiovascular support. Furthermore, if our customers are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. Similarly, if we are unable to sufficiently train APSs who assist with customer fittings, our ASSURE WCD may be ineffective, or may result in patient discomfort, injury or unsatisfactory patient outcomes. Our ASSURE WCD has been approved by FDA for use in adult patients who are at risk for SCA and are not candidates for, or refuse, an ICD. However, we cannot prevent a healthcare provider from prescribing our devices off-label when they deem it appropriate. The use, misuse or off-label use of our products, including our ASSURE WCD, may in the future result in outcomes and complications potentially leading to product liability claims and harm to our reputation. If our products are defectively designed, manufactured or labeled, contains defective components or are misused, we may become subject to costly litigation initiated by healthcare providers, the hospitals and clinics where healthcare providers who prescribe our products work or their patients and reputational harm.

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
•
product recalls;
•
material defense costs;
•
loss of revenue;
•
increased regulatory scrutiny or enforcement actions;
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

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and harm our operating results. The failure to effectively manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on our operating results, increase our debt or cause us to incur significant expense.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or in-license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, in January 2026, we announced an exclusive license and co-development arrangement with and investment in Biobeat Technologies. Potential and completed acquisitions, strategic investments, licenses and other partnerships involve numerous risks, including:

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

The pursuit of potential acquisitions and other investment opportunities may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment. To date, the growth of our operations has been largely organic, and we have limited experience in acquiring or investing in other businesses or technologies. We may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if a target business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

We have identified material weaknesses in our internal control over financial reporting, and may identify additional material weaknesses. If our remediation of the material weaknesses in our internal control over financial reporting is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements could be impaired, which could harm our business and negatively impact the value of our common shares.

We have identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future. If we are unable to remediate these material weaknesses, or if we otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our business and the value of our common shares.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment, we concluded that our internal control over financial reporting was not effective as of April 30, 2026 due to the material weaknesses described below.

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources in the accounting, finance and IT functions to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses.
•
We did not design and maintain effective controls to ensure the financial statements were properly presented and classified for certain non-routine or complex transactions. Specifically, we did not design and maintain controls to appropriately account for the classification of selling, general and administrative expenses, paid-in-kind interest, restricted cash, right of use lease assets, and the cash flow presentation of leases. This material weakness resulted in immaterial audit adjustments to the aforementioned accounts, which were recorded in the Company's consolidated financial statements for the year ended April 30, 2021.
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

We continue to make progress towards remediating these material weaknesses. These remediation measures are ongoing as of the date of this Annual Report and include: hiring additional personnel, such as financial planning and accounting, compliance, information technology professionals, and other professionals with appropriate levels of knowledge and experience; engaging third parties to assist with technical accounting and in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls; designing and implementing controls to properly present and classify non-routine or complex transactions; and enhancing IT governance processes.

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

We identified material weaknesses in our internal control over financial reporting in previous years; remediation of these material weaknesses is ongoing. More information relating to these material weaknesses is detailed in the risk factor above. Future evaluations by us of our internal control over financial reporting in the future may identify additional material weaknesses. The identification of a material weakness in our internal control over financial reporting or the failure to remediate existing material weaknesses in our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis may be a costly and time-consuming effort that will need to be evaluated frequently.

Moreover, when we are no longer an "emerging growth company" or "smaller reporting company," our independent registered public accounting firm will be required to issue an audit report on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer an emerging growth company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common shares to decline.

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

Our estimates and forecasts in this Annual Report relating to, among other things, our total addressable market and the expected growth in the WCD market are subject to significant uncertainty and may prove to be inaccurate. In particular, our estimates of our total addressable markets in the U.S. and outside the U.S. are based on a number of internal and third-party estimates and assumptions relating to, among other things, the number of patients who are at risk of suffering a SCA, are not immediately eligible for an ICD and are either currently using or may in the future use WCDs; the reimbursement rates for WCDs by Medicare and private payors in the U.S. and payors outside the U.S.; the average WCD patient wear time; and the use of WCDs over alternative treatments such as ICDs. In addition, our estimates of our total addressable markets in the U.S. and outside the U.S. both reflect the opportunities available to all current and potential participants in the market, and we cannot predict with precision our ability to address the potential demand for WCDs or the extent of market adoption of our ASSURE WCD over solutions offered by our current or future competitors. While we believe that our assumptions and the data underlying our estimates for our total addressable markets in the U.S. and outside the U.S. are reasonable, they may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of such underlying factors. Our estimated addressable markets in the U.S. and outside the U.S. may not materialize for many years, if ever. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” or “smaller reporting company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the continued listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired and expect that we will need to continue to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company. Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements and the additional reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. Changing laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions, other regulatory action, and potentially civil litigation action.

If securities or industry analysts do not continue publishing research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our shares is influenced, in part, by the research and reports that industry or securities analysts publish about us, our business, or our competitors. We do not have any control over these analysts or the contents and opinions in their reports. A number of securities and industry analysts currently publish research and reports about our company, but we may not continue to receive adequate research coverage. If one or more analysts who cover us cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Moreover, if one or more of the analysts who cover us downgrade our shares, publish unfavorable commentary about us or our industry, or if our results of operations do not meet their expectations, our share price could decline. Additionally, if analysts’

expectations regarding our financial performance, operating results or business prospects differ from our actual results, our common share price could experience increased volatility.

Risks Related to Our Tax Structure and Taxation

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

If we are required to reclassify independent contractors as employees, we may incur additional costs, liabilities, and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We engage independent contractors in certain aspects of our operations for whom we do not pay or withhold any federal, state or other employment tax. The legal standards governing worker classification are complex, fact-specific, and subject to evolving federal, state and foreign laws, regulations, agency guidance, and judicial interpretations. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer or withholding taxes with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects. In some instances, reclassification of independent contractors as employees may also result in liability for unpaid wages, overtime, employment taxes, penalties, workers’ compensation premiums and other liabilities.

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
•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust, if either (i) a court within the United States is able to exercise primary jurisdiction over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or (ii) the trust has a valid election in effect under applicable Treasury regulations to treat such trust as a domestic trust.

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

Risks Related to Intellectual Property

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

As part of our competitive strategy, we have and will continue to develop, maintain, enforce and protect the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements with employees and third parties to protect our intellectual property rights. A summary of our intellectual property portfolio is in the section entitled “Business—Intellectual Property.” However, legal measures cannot assure full protection. The process of applying for and obtaining a patent is also expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. We cannot be certain that our or our licensors’ claims in U.S. pending and corresponding international or foreign patent applications will be considered patentable. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.

Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our products or technology. Furthermore, the issuance of a patent does not give us the right to make, have made, use, offer to sell, sell or import the patented invention. Other parties may have developed technologies that may be related or competitive to our products, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patents or patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we or others have or may obtain cannot be predicted with certainty. Third parties may have blocking patents that could prevent us from manufacturing, marketing or distributing our own products and making, using, offering to sell, selling, or importing the Cardiac Recovery System platform, one or more products or components thereof, or any existing or future products, components we may pursue in the future. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents and other intellectual property rights, including by filing lawsuits or asserting counterclaims alleging patent infringement, misappropriation and other violations of intellectual property. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable; competitors may then be able to market and sell products and use manufacturing and analytical processes that are substantially similar to ours. In addition, such proceedings may be costly. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

We may not be able to protect our intellectual property rights throughout the world. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in countries outside the United States is less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The legal systems of certain countries may not favor the enforcement of patents and other intellectual property protection, particularly those relating to medical devices, and some jurisdictions, such as Europe, Japan, and China, may have a higher standard for patentability than in the United States. Consequently, we may not be able to prevent third parties from making, having made, using, selling, offering to sell, or importing in all countries outside of the United States, or from making, having made, using, selling offering to sell, or importing products incorporating our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, proprietary information, including parts of our Cardiac Recovery System platform such as the ASSURE WCD, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and movement of personnel, including from academic to industry scientific positions. The use of remote working arrangements, collaboration technologies, digital communications and third-party hosted systems can increase the risk of unauthorized access, disclosure or misuse of confidential information and trade secrets. Additionally, the use of generative artificial intelligence tools may also increase the risk of inadvertent disclosure of proprietary information.

We take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with parties who have access to them, such as our employees, consultants and other third parties, but we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of these confidentiality agreements and other restrictions. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. We may not be able to execute assignment agreements with each relevant party and such agreements may be unenforceable or not self-executing. There can be no assurance that employees, consultants, vendors, clients and others with access to the confidential and proprietary information have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate.

While we use commonly accepted security measures, trade secret matters are generally governed by a combination of federal and state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States and there can be no assurance that we have sufficiently protected our intellectual property in every foreign country in which our products may be sold. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology.

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

We rely on trademarks, service marks, trade names and brand names, such as our registered trademarks ASSURE, CARDIAC RECOVERY SYSTEM, ASSURE ASSIST, KESTRA and KESTRA CARESTATION, to distinguish our products from the products of our competitors, and have registered or applied to register these trademarks. We cannot assure you that we have applied for all the marks in the jurisdictions and classes of goods and services that are or will be material to our business or, where we have applied, that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections and we may, at times, be unable to overcome such rejections. In addition, in proceedings before the USPTO or equivalent institutions in other jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have and may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Moreover, any name we propose to use with our ASSURE WCD or any future medical device product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed medical device names, including an evaluation of potential for confusion with other medical device names. If the FDA objects to any of our proposed proprietary medical device names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As is the case with other medical device and medical technology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the medical device and medical technology industries involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain, due in part to ongoing changes in patent laws. Depending on decisions by Congress, the federal courts and the USPTO and equivalent institutions in other jurisdictions, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce existing or future patents. For example, in recent years the U.S. Supreme Court has ruled on several patent cases that have been interpreted to have either narrowed the scope of patent protection or weakened the rights of patent owners in certain situations. In addition, patent reform legislation, regulations or evolving judicial interpretations relating to patent eligibility, patent scope, patent enforcement or remedies may impact our ability to obtain maintain or enforce patents in the future. Therefore, there is increased uncertainty with regard to our ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

Patent reform legislation or changes to USPTO regulations or fees could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The Leahy-Smith America Invents Act enacted in September 2011 (the “Leahy-Smith Act”) implemented significant changes to U.S. patent law, including changes affecting patent prosecution, post-grant proceedings and patent enforcement. The USPTO has developed and continues to develop regulations and procedures to govern administration of the Leahy-Smith Act, and courts continue to interpret its provisions. As a result, the Leahy-Smith Act and related development may increase the costs, uncertainties and complexities associated with the prosecution, enforcement and defense of our patents and patent applications, which could harm our business, financial condition, results of operations and prospects. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

Additionally, certain of our European patents may be subject to the jurisdiction of the European United Patent Court (“UPC”). Because the UPC is relatively new, there remains uncertainty regarding its procedures, the scope of patent rights and remedies available through the UPC and how the UPC will interpret and enforce patent rights.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, protect, defend, enforce or license all necessary or desirable patents or patent applications, as applicable, at a reasonable cost, in a timely manner, in all potentially relevant jurisdictions, or at all. It is possible that defects as to form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. If we delay filing a patent application, and a competitor files a patent application on the same or similar invention before we do, our ability to secure patent rights may be limited and we may not be able to patent the invention at all. In some cases, we may only be able to patent a limited scope of the invention, and the limited scope may be inadequate to protect our assets and technologies, or to block competitor’s products and technologies that are similar or adjacent to ours. There are also uncertainties or limitations in our ability to properly protect and defend patents covering our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Our earliest patents and patent filings are public, and a competitor or other third party may review our published patent filings and arrive at the same or similar technology advances for our assets as we developed. If another party files a patent application on such an advance before we do, then we may no longer be able to protect that aspect of our assets and technologies and we may require a license from that party, which may not be available on commercially viable terms or at all. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We also rely to a certain extent on trade secrets, know-how, and technology, that are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially and adversely affected.

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

In addition to agreements pursuant to which we in-license intellectual property, we have granted in the past, and will continue to grant in the future licenses under our intellectual property. Like our in-bound licenses, our out-bound licenses are complex and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

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

Government payors, such as Medicare, as well as private payors, have increased their efforts to control the cost, utilization and delivery of healthcare services and products. From time to time, the U.S. Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. For example, The Budget Control Act, as amended, and subsequent legislation have resulted in ongoing reductions to Medicare payments to providers and suppliers, and these reductions could continue to apply unless modified or suspended by future legislation. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

The FDA and other regulatory agencies that impact our operations may also change their policies or take other actions, including as a result of legal challenges against such agencies, which may increase the cost of compliance and prevent or delay marketing authorization of our future products under development or impact our ability to enhance products for which we have already obtained marketing authorizations on a timely basis or at all. In June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), overturning the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision has resulted, and may continue to result, in additional legal challenges to regulations and guidance issued by federal agencies applicable to our business, including those of the FDA, the USPTO, the FTC and other federal and foreign regulatory agencies. Any such legal challenges or resulting changes in agency interpretations, guidance or rulemaking could materially affect our business operations and regulatory compliance obligations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information upon “covered entities” (health plans, healthcare clearinghouses and certain healthcare providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS Office of Civil Rights, affected individuals, and, if the breach is large enough, the media. Entities that are covered by HIPAA (e.g., covered entities and business associates) found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with the HHS to settle allegations of HIPAA non-compliance. HIPAA also created criminal liability for executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Additionally, the FTC also has authority to initiate enforcement actions against entities for, among other things, misleading customers about HIPAA compliance, making deceptive statements about privacy and data sharing in privacy policies, failing to limit third-party use of personal health information, failing to implement policies to protect personal health information, or engaging in other unfair practices that harm customers or that may violate Section 5 of the FTC Act;

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

Any future distribution of our products outside of the United States is subject to foreign regulatory requirements that we have limited experience with and that may vary widely from country to country. We have not received any regulatory approvals to commercialize our products outside of the U.S. and have not submitted any applications to obtain such regulatory approvals. However, we are planning to pursue CE Mark approval in Europe in the future and intend to strategically commercialize in selected international markets. We anticipate Western Europe to be our initial focus and our goal is to obtain regulatory approvals to begin distributing our ASSURE WCD in certain markets in Western Europe. There is no assurance of when we will successfully obtain the CE Mark, if at all. In addition, regulatory requirements for medical devices in the United Kingdom and the European Union have diverged following the United Kingdom’s exit from the European Union, which may require additional time and resources to obtain and maintain relevant approvals. We may incur significant costs in our efforts to obtain foreign regulatory approvals and there is no assurance that we will generate sufficient revenues to offset such costs. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the clearance, certification or approval of a specified regulatory body. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Complying with foreign regulatory requirements, including obtaining registrations, clearances, certifications or approvals, can be expensive and time-consuming, and we may not receive regulatory clearances, certifications or approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, clearances, certifications or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances, certifications or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for regulatory clearances or approvals before we are permitted to sell the modified product.

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

The Affordable Care Act and related healthcare reform measures have been subject to legislative, regulatory and judicial challenges, and there continue to be ongoing efforts to modify or repeal all or certain provisions of the Affordable Care Act. The nature and scope of healthcare reform under the current presidential administration remains uncertain.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. Changes in the priorities of presidential administrations, Congress, CMS, HHS, the FDA and other governmental authorities may result in changes to the healthcare and regulatory landscape. Congress and other government authorities have and may in the future consider reductions in healthcare spending or other cost-containment measures affecting government healthcare programs. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

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

We are required to maintain state and/or federal licenses and certifications for our operations and facilities. As our business evolves and expands geographically and operationally, we are periodically subject to new, revised or additional licensing, certification and enrollment requirements. We are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and certifications, some of which are complex and may be unclear or subject to varying interpretation.

Accurate licensure is also a critical threshold issue for Medicare enrollment as a DMEPOS Supplier, which is required in order to bill Medicare for products provided to Medicare beneficiaries. In addition, many private payors and Medicaid agencies require DMEPOS suppliers to maintain Medicare enrollment, and we are required to comply with the Medicare DMEPOS Supplier Standard in order to maintain such Medicare enrollment. Although we have implemented compliance controls, monitoring processes and personnel dedicated to maintaining required licenses, our failure to obtain and maintain appropriate licensure or certification for our operations, facilities, and healthcare providers could result in interruptions in our operations and our ability to service patients, refunds to state and/or federal payors, and the imposition of sanctions or fines, which could have an adverse and material impact on our business, financial condition, results of operations and prospects.

Accreditation is required by most commercial payors and is a mandatory requirement for all Medicare DMEPOS suppliers. We maintain DME accreditation and Medicare DMEPOS supplier enrollment, each of which is subject to ongoing compliance obligations, periodic review, renewal and potential reinspection. If we fail to maintain our accreditation or Medicare P-TAN number, or lose our accreditation or Medicare P-TAN number, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirements for licensure and certification may include notification or approval in the event of a transfer or change of ownership or certain other changes. Government healthcare programs or commercial payors with which we intend to enter into contracts may have similar requirements and some of those processes may be complex. Failure to provide required notifications or obtain the requisite approvals could result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement or other penalties. While we make reasonable efforts to substantially comply with these requirements, if we are found to have failed to comply in some material respect, it could have an adverse or material impact on our business and our financial condition.

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

Our products contain software tools licensed by third parties under open source software licenses. If an open source software component that is important in our products becomes unavailable, unsupported, subject to unfavorable licensing changes, or otherwise infeasible for our use, we may be required to replace such component with alternative software. Identifying, validating and implementing a replacement could be costly and divert management and engineering resources.

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

We are subject to increasingly stringent, complex, and rapidly evolving laws, regulations, rules, and standards relating to data privacy and security, and our failure to comply with such laws, regulations, rules and standards could adversely affect our ability to market our products, as well as our overall business and prospects.

The regulatory landscape for medical device cybersecurity is rapidly evolving. For example, in February 2026, the FDA issued updated guidance, “Cybersecurity in Medical Devices: Quality Management System Considerations and Content of Premarket Submissions,” which sets stricter requirements for device design, labeling, and documentation. Failure to align our platform, products, and features with the latest FDA cybersecurity standards, including requirements for a robust Software Bill of Materials (SBOM) and coordinated vulnerability disclosure (CVD) programs, could result in delays in regulatory clearances, enforcement actions, or a loss of competitive advantage.

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

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, as well as HIPAA, govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018, as amended (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), imposes obligations relating to the collection, processing and sharing of personal information and provides for civil penalties and a private right of action in certain circumstances. In addition, the My Health My Data Act of 2023 protects personal health data that falls outside the ambit of HIPAA. Several states have enacted similar types of privacy laws and there are similar legislative proposals being advanced in other states, as well as in Congress. Our business is also subject to the PIPA, and other international privacy and data protection laws, such as the General Data Protection Regulation, will also apply to our operations as we expand internationally. Failure to provide adequate privacy protections and maintain compliance with applicable privacy laws could result in significant penalties.

Risks Related to Ownership of Our Common Shares

Bain Capital has significant influence over us, and its interests may conflict with ours or yours.

Bain Capital beneficially owns approximately 43% of our common shares and controls approximately 43% of the voting power represented by our outstanding common shares, as of April 30, 2026. This means that, based on its percentage voting power,

Bain Capital is currently our largest shareholder and has significant influence over the vote of all matters submitted to a vote of our shareholders, including the election of the members of our Board of Directors and other corporate decisions. For so long as Bain Capital continues to own a significant percentage of our shares, Bain Capital will be able to significantly influence actions relating to the composition of our Board of Directors, new issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents and approval of any merger, amalgamation, sale of assets or other major corporate transaction. Accordingly, for such period of time, Bain Capital will have substantial influence with respect to our management, business plans and policies. In particular, for so long as Bain Capital continues to own a significant percentage of our shares, Bain Capital will be able to cause or prevent a change of control of us or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your common shares as part of a sale of us and ultimately might affect the market price of our common shares.

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

Our amended and restated bye-laws provide that the Company will renounce to the fullest extent permitted by applicable law any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may from time to time be presented to Bain Charger Holdings, L.P. (“Bain Charger”) and its affiliates, and that may be a business opportunity for such parties, even if the opportunity is one that the Company might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. In addition, to the fullest extent permitted by applicable law, Bain Charger and its affiliates will not be liable to the Company for breach of any fiduciary or other duty by reason of the fact that Bain Charger pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us. Bain Charger and its affiliates do not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the Company or any of its subsidiaries.

We are an emerging growth company and a smaller reporting company, and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering (“IPO”). For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and may also take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved. As a result, we take, and intend to continue to take, advantage of exemptions from various reporting requirements that would otherwise be applicable to public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
•
general economic conditions and trends;
•
effects of any public health crises; and
•
developments in our industry.

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

As of April 30, 2026, approximately 39.3 million of our common shares are held by our directors, executive officers and other affiliates, approximately 25.2 million shares of which are held by Bain Capital. If Bain Capital or our other affiliates sell, or indicate an intention to sell, a substantial number of our common shares in the public market, the trading price of our common shares could decline. The holders of a substantial number of shares of our outstanding common shares, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our shareholders. We also have registered the sale of common shares that we may issue under our equity incentive plans. These shares are eligible to be freely tradeable in the public market to the extent permitted by the provisions of various vesting agreements, any lock-up agreements then in effect and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003 as amended, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, under the Exchange Control Act 1972 and related regulations, the Bermuda Monetary Authority permits the issue and free transfer of our common shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, including the Nasdaq Global Select Market, where we are listed. The general permission is conditioned on our continued listing on the Nasdaq Global Select Market or another appointed stock exchange.

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

Governance

The Company’s Chief Information Officer ("CIO") has primary responsibility for the Company’s cybersecurity program and manages the implementation of the cybersecurity risk management strategy, coordinating efforts across technical and operational functions. Our CIO has over 13 years of experience leading information security functions, including over eight years with the Company in roles of increasing seniority. Cybersecurity oversight is coordinated through the Security Council, which meets regularly and consists of cross-functional leaders. The Security Council is advised by the CIO and the Director of Information Security and Compliance on strategic cybersecurity initiatives, emerging threats, and risk posture. The Security Council formulates our cybersecurity policies and determines the priorities of our risk management plan. The information security team, led by the CIO, executes the plan, uses automated tools, follows procedures to monitor and respond to cyber threats, and subscribes to reports and services to stay current on the threat landscape.

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

Item 2. Properties.

All of our operations are currently conducted at leased facilities to support research and development, finance, marketing, supply chain operations and administrative functions. As of April 30, 2026, our properties included:

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
•
221 E Southlake Blvd, Southlake, TX: 350 square feet of general and administrative office space. The lease term will expire on May 31, 2027, and we may extend the term of the lease or move to a different leased premise.
•
28 Fitzwilliam Place, Dublin 2, Ireland: 300 square feet of general and administrative office space. The lease will expire on July 31, 2026, and we may extend the term of the lease or move to a different leased premise.

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

Holders of Record

As of July 9, 2026, there were 276 registered holders of record of our common shares. The actual number of holders is greater than this number and includes shareholders who are beneficial owners but whose shares are held in “street name” by banks, brokers, and other financial institutions. This number of record holders also does not include shareholders whose shares may be held in trust by other entities.

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

Overview

We are a commercial-stage wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease through connected monitoring, therapeutic intervention, and data-driven clinical insights. We have developed and are commercializing the Cardiac Recovery System platform, an integrated cardiac recovery ecosystem designed to support patients at elevated risk of SCA during vulnerable periods of recovery. Our Cardiac Recovery System platform is anchored by the ASSURE® WCD, which continuously monitors patient heart rhythms and automatically delivers defibrillation therapy when life-threatening ventricular arrhythmias are detected. The platform also includes digital patient engagement and clinical workflow solutions designed to improve patient adherence, support care coordination, and provide actionable clinical insights throughout the recovery process. We believe the ASSURE WCD is differentiated by its patient-centered design, including comfort, wearability, and low false alarm rates, which are intended to improve patient compliance during extended wear periods. In addition, our integrated platform generates continuous cardiac rhythm data and clinically actionable insights that may assist healthcare providers in managing patients during vulnerable recovery periods. We believe these capabilities position Kestra to participate in the growing cardiac recovery market and support future platform expansion opportunities.

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

Our fiscal year ends on April 30 of each year. We incurred net losses of $131.6 million and $113.8 million for the fiscal years ended April 30, 2026 and 2025, respectively. For the fiscal year ended April 30, 2026, we generated revenue of $95.1 million, with a gross profit of $48.9 million, compared to revenue of $59.8 million, with a gross profit of $24.2 million, for the fiscal year ended April 30, 2025. As of April 30, 2026 , we had cash, cash equivalents, and investments of $262.2 million. As of April 30, 2025, we had cash and cash equivalents of $237.6 million. As of April 30, 2026 and 2025, we had an accumulated deficit of $651.9 million and $520.2 million, respectively.

From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions (as defined in Note 1, “The Company,” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K), in the form of common stock and redeemable preferred stock, and borrowings under our Term Loan 2024 (as defined below), as well as borrowings under our Term Loan (as defined below). For more information, see “—Liquidity and Capital Resources—Sources of Liquidity”.

In the IPO, we issued and sold an aggregate of 13,664,704 common shares at an offering price to the public of $17.00 per share for net proceeds of $215.8 million, after deducting underwriting discounts and commissions, which includes the net proceeds from the underwriters’ exercise in full of the over-allotment option. The Organizational Transactions and IPO were completed on March 7, 2025, and the proceeds from the shares sold pursuant to the underwriters’ over-allotment option were received on March 14, 2025.

In December 2025, we completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds of $149.3 million, after deducting underwriting discounts but before expenses. The aggregate number of Common Shares offered pursuant to the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

We have invested heavily in developing and commercializing our Cardiac Recovery System platform. We have also made significant investments in clinical studies to demonstrate the safety and effectiveness of our ASSURE WCD and to support applications for regulatory approvals. We have made and will continue to make significant investments to build our sales and marketing organization, and we intend to continue to increase the size of our commercial team to market our product in the United States. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, and cash generated from revenue transactions with customers will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Adequate funding may not be available to us on acceptable terms or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Key Factors Affecting Our Results of Operations and Performance

Factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations include:

•
Commercial Organization. We have made and continue to make significant investments in recruiting, training and retaining our direct sales force and supporting commercial infrastructure. Successfully recruiting and training additional commercial team members is required to achieve growth. As of April 30, 2026, we had approximately 130 territories in the United States compared to 80 as of April 30, 2025. We have in the past and expect in the future to enter into compensation arrangements with our commercial team that may include minimum guaranteed commissions.
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

Cost of Revenue

Cost of revenue consists of direct material, labor and indirect costs related to the lease performance of our ASSURE WCD such as the cost of disposable WCD device components, depreciation expense of reusable medical rental equipment components, shipping and order fulfillment costs, as well as other indirect costs incurred to support the manufacture and medical rental equipment delivery to and ongoing support for the patient incurred in connection with providing our ASSURE WCD to patients. Overall expenditures for disposable components and reprocessing costs will increase as the number of patients receiving our ASSURE WCD increases and to a lesser extent, depreciation expense will increase as additional reusable ASSURE WCD components are purchased. However, depreciation expense as a percentage of cost of revenue is expected to decrease in the long run through economies of scale as we continue to grow our business. For additional information on how depreciation impacts our financial results, see Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest and Other Expense (Income)

Interest and other expense (income) consists of cash and non-cash components. The cash component of interest expense (income) is attributable to borrowings under our term loan as well as interest received from various interest-bearing bank accounts and marketable securities. The non-cash component consists of interest expense recognized from the amortization of debt discounts, debt issuance costs, and warrant fair value adjustments.

Provision for Income Taxes

To date, we have recorded a limited amount of United States federal and state income tax expense. As of April 30, 2026, significant deferred tax assets include net operating loss carryforwards of $81.0 million, intangible assets of $35.4 million, interest carryforwards of $6.7 million, United States research and development credits of $5.9 million, and share-based compensation expense of $6.2 million. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities and tax planning strategies in making the assessment. We believe it is more likely than not that we will not realize the benefits of these deductible differences and have applied a full valuation allowance against our deferred tax assets.

Results of Operations

The following tables set forth our results of operations for the fiscal years ended April 30, 2026 and 2025. We have derived the data for the fiscal years ended April 30, 2026 and 2025 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results for historical periods are not necessarily indicative of the results of operations for any future period.

	Year Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$95,126	$59,815	$35,311	59%
Cost of revenue	46,263	35,605	10,658	30%
Gross profit	48,863	24,210	24,653	102%
Operating expenses:
Research and development	19,484	15,652	3,832	24%
Selling, general and administrative	164,120	114,936	49,184	43%
Total operating expenses	183,604	130,588	53,016	41%
Loss from operations	(134,741)	(106,378)	(28,363)	27%
Other expense (income):
Interest expense	7,546	7,734	(188)	(2%)
Interest income	(8,351)	(3,199)	(5,152)	161%
Other expense (income)	(2,618)	2,766	(5,384)	NM
Net loss before provision for income taxes	(131,318)	(113,679)	(17,639)	16%
Provision for income taxes	294	135	159	118%
Net loss	(131,612)	(113,814)	(17,798)	16%
Less: Undeclared preferred stock dividends	—	12,321	(12,321)	(100%)
Net loss attributable to common shareholders, basic and diluted	$(131,612)	$(126,135)	$(5,477)	4%

NM = Percentage not meaningful

Comparison of the Fiscal Years Ended April 30, 2026 and 2025

Revenue

Revenue increased by $35.3 million, or 59%, to $95.1 million for the fiscal year ended April 30, 2026, from $59.8 million for the fiscal year ended April 30, 2025, primarily driven by a 58% increase in the number of patients using our product.

Cost of Revenue

Cost of revenue increased by $10.7 million, or 30%, to $46.3 million for the fiscal year ended April 30, 2026, from $35.6 million for the fiscal year ended April 30, 2025. The increase in cost of revenue was primarily driven by an increase of $7.7 million in the cost of disposable medical equipment supplies, equipment reconditioning and other supplier costs, which were directly attributable to an increase in the number of patients using our product, a $1.8 million increase in depreciation expense due to an increased number of systems and equipment in use, and an increase of $1.5 million in our reserve for lost or damaged equipment, partially offset by a $1.1 million decrease in depreciation expense due to the changes in useful life of our components.

Gross Profit

Gross profit increased by $24.7 million to $48.9 million for the fiscal year ended April 30, 2026, from $24.2 million for the fiscal year ended April 30, 2025. The increase in gross profit was primarily due to growth in both our total revenue, which was driven by an increased number of patients using our product. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 18% for the fiscal year ended April 30, 2026 compared to the fiscal year ended April 30, 2025, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment.

Research and Development Expenses

Research and development costs for the year ended April 30, 2026 increased by $3.8 million, or 24%, to $19.5 million from $15.7 million for the fiscal year ended April 30, 2025. The increase was primarily driven by a $2.4 million increase in personnel expenses such as salaries, benefits and share-based compensation expense, and a $1.4 million increase in contractor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $49.2 million, or 43%, to $164.1 million for the fiscal year ended April 30, 2026, from $114.9 million for the fiscal year ended April 30, 2025. The increase was primarily driven by a $33.2 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $0.9 million increase in professional service fees, and insurance related to our transition to a public company, a $3.5 million increase in travel and entertainment expenses due to an increase in headcount, a $3.2 million increase in commercial support costs including contractors and external recruitment costs, a $2.1 million increase in commercial training costs, a $2.0 million increase related to shipping and logistics costs, a $1.7 million increase related to increased software licensing fees driven by increased headcount, a $0.9 million increase related to conference fees, and $1.4 million increase in other costs.

Interest and Other Expense (Income)

Interest expense was largely flat in the fiscal year ended April 30, 2026 compared to the prior year.

Interest income increased by $5.2 million, or 161%, to $8.4 million for the fiscal year ended April 30, 2026, from $3.2 million for the fiscal year ended April 30, 2025, primarily due to higher cash and investment balances following the IPO and secondary offering.

Other expense (income) for the year ended April 30, 2026 increased by $5.4 million compared to the year ended April 30, 2025. The increase was primarily due to the remeasurement of the warrant liability.

Provision for Income Taxes

For each of the fiscal years ended April 30, 2026 and 2025, the tax provision was less than $0.3 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss was $131.6 million and $113.8 million for the fiscal years ended April 30, 2026, and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $651.9 million. For the fiscal years ended April 30, 2026, and 2025, we generated negative operating cash flows of $81.7 million and $77.6 million, respectively.

On December 4, 2025, we completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds of $149.3 million, after deducting underwriting discounts but before expenses. The aggregate number of Common Shares offered pursuant to the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

As of April 30, 2026, our principal sources of liquidity consisted of $262.2 million of cash, cash equivalents, and investments. As of April 30, 2025, our principal sources of liquidity consisted of $237.6 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments, which includes the net proceeds from our IPO and follow on offering, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months.

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

We obtained the PMA for our ASSURE WCD from the FDA on July 27, 2021 and fully commercially launched our ASSURE WCD in August 2022. We will continue to scale the business and therefore expect operating losses to continue. Based on our current operating plan, we believe that our existing cash and cash equivalents, and investments, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024, and our revenues. We expect the proceeds from our IPO and secondary offering, cash generation from operations and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of April 30, 2026, the outstanding principal amount under the Term Loan 2024 was approximately $45.0 million. For further information, see Note 7, “Long-Term Debt,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sources of Liquidity

As of April 30, 2026, we had cash, cash equivalents, and investments of $262.2 million and an accumulated deficit of $651.9 million.

On December 4, 2025, we completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds of $149.3 million, after deducting underwriting discounts but before expenses. The aggregate number of Common Shares offered pursuant to the public offering included 900,000 Common Shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

In May and July of 2024, we received $103.4 million and $75.0 million, respectively, in cash from West Affum Holdings, L.P. in return for the issuance of redeemable preferred stock as described in Note 10, “Redeemable Preferred Stock,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, in July 2024, one of our subsidiaries received $17.1 million from a third-party investor in return for redeemable shares of the subsidiary.

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

On February 25, 2025, we entered into the Second Amendment to Credit Agreement and Guaranty, by and among Kestra Medical Technologies, Inc., the Company, the guarantors party thereto, the lenders party thereto and Perceptive Credit Holdings IV, LP, as administrative agent (the “Second Amendment to Credit Agreement”) which amended the Term Loan 2024 to adjust the revenue milestones set forth in the Term Loan 2024 and to amend our ability to draw on additional funds. Under the Second Amendment to Credit Agreement, an additional $15.0 million term loan draw is available to us through July 31, 2026 upon achievement of a twelve-month trailing revenue run rate of $60.0 million. In connection with the Second Amendment to Credit Agreement and the IPO, the warrant issued to Perceptive Credit Holdings IV, LP on September 29, 2023 was cancelled and replaced with a new warrant (the “2033 Warrant”) to purchase up to 325,847 of our common shares with an exercise price of $11.54 per share. On September 4, 2025, Perceptive Credit Holdings IV, LP fully exercised the 2033 Warrant to purchase Common Shares on a cashless basis, resulting in the issuance of 100,397 Common Shares and the cancellation of the 2033 Warrant.

On July 10, 2026, Kestra Medical Technologies, Inc. and other credit parties thereto, entered into a Loan Agreement with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, as lenders, and BioPharma Credit PLC, as collateral agent. The Loan Agreement provides for a five-year senior secured term loan facility of up to $200.0 million, divided into four tranches: (i) a committed Tranche A Loan in an aggregate principal amount of $75.0 million (the “Tranche A Loan”) which was funded on July 10, 2026 (the “Tranche A Closing Date”); (ii) a committed Tranche B Loan in an aggregate principal of $25.0 million (the “Tranche B Loan”) which may be requested, subject to certain limited conditions, at our option through July 31, 2027; (iii) a committed Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) which is available to us upon reaching a trailing twelve-month revenue of $150.0 million and which may be requested on or prior to June 30, 2028 and (iv) an uncommitted Tranche D Loan for acquisitions at our option in aggregate principal amount of $50.0 million (the “Tranche D Loan” and collectively with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “Term Loans”), subject to certain limited conditions and upon approval of the Lenders, on such date mutually agreed upon between us and the lenders.

Net proceeds from the Tranche A Loan were approximately 20.0 million, after deducting estimated debt issuance costs, fees and expenses, and repaying in full the obligations under Term Loan 2024 on July 10, 2026. The remaining proceeds will be used to fund our general corporate and working capital requirements.

For further information, see Note 7, “Long-Term Debt,” to our consolidated financial statements for the fiscal years ended April 30, 2026 and 2025 included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Twelve Months Ended April 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(81,703)	$(77,608)
Net cash used in investing activities	(203,277)	(23,308)
Net cash provided by financing activities	147,095	330,262
Increase (decrease) in cash, cash equivalents and restricted cash	$(137,885)	$229,346

Cash Flows from Operating Activities

For the fiscal year ended April 30, 2026, cash used in operating activities was $81.7 million, which primarily consisted of a net loss of $131.6 million and a net decrease of $1.8 million in operating assets and liabilities, offset by a net increase of $48.0 million in non-cash charges. The non-cash charges primarily consisted of share-based compensation expense of $33.6 million, depreciation and amortization of $8.7 million, loss on disposal of property and equipment of $1.2 million, non-cash lease expense of $0.3 million, amortization of debt discounts and issuance costs of $1.9 million, a change in fair value of warrant liability of $2.7 million, provision for uncollectible accounts receivable of $2.6 million. The net change in our operating assets and liabilities consisted of increases in accounts payable of $4.3 million, accrued liabilities of $8.2 million driven by increases in accrued compensation due to increased headcount and a reserve for claims repayments, and operating lease liabilities of $0.7 million, partially offset by increases in account receivables of $9.1 million, disposable medical equipment supplies of $0.5 million, and prepaid expenses and other current assets of $0.6 million.

For the fiscal year ended April 30, 2025, cash used in operating activities was $77.6 million, which primarily consisted of a net loss of $113.8 million and a net decrease of $6.2 million in operating assets and liabilities, offset by a net increase of $42.4 million in non-cash charges. The non-cash charges primarily consisted of depreciation and amortization of $8.0 million, share-based compensation expense of $24.3 million, interest paid-in-kind of $0.9 million related to the Term Loan 2024, loss on disposal of property and equipment of $2.1 million, non-cash lease expense of $0.4 million, amortization of debt discounts and issuance costs of $1.4 million, a change in fair value of warrant liability of $2.6 million, provision for uncollectible accounts receivable of $2.7 million, and deferred income tax expense of $0.1 million. The net change in our operating assets and liabilities consisted of increases in accounts payable of $2.8 million, accrued liabilities of $4.6 million driven by increases in accrued compensation due to increased headcount and a reserve for claims repayments, and operating lease liabilities of $0.4 million, partially offset by increases in account receivables of $8.8 million, disposable medical equipment supplies of $3.4 million, and prepaid expenses and other current assets of $1.9 million.

Cash Flows from Investing Activities

For the fiscal year ended April 30, 2026, cash used in investing activities was $203.3 million, which primarily consisted of $163.0 million in purchases of marketable securities, $5.0 million for the purchase of an equity security, $34.9 million of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements, $0.5 million deposits paid for medical rental equipment and $0.2 million refund of deposits for medical rental equipment received.

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

Cash Flows from Financing Activities

For the year ended April 30, 2026, cash provided by financing activities was $147.1 million, which primarily consisted of proceeds of $149.3 million from the secondary offering offset by $2.5 million of payments of equity offering costs and $0.6 million in proceeds from stock option exercises. The increase in cash provided by financing activities was partially offset by deemed dividend payments of $0.3 million.

For the fiscal year ended April 30, 2025, cash provided by financing activities was $330.2 million, which primarily consisted of $215.8 million in proceeds from the IPO net of underwriting discounts and commissions, $103.4 million in proceeds from the issuance of redeemable preferred stock, $17.1 million in proceeds from the issuance of stock to a non-controlling interest, and $2.4 million in proceeds from a capital contribution by West Affum Holdings, L.P. The increase in cash provided by financing activities was offset by offering and reorganization costs of $3.5 million, equity issuance costs of $3.3 million, and deemed dividend payments of $1.7 million.

Off-Balance Sheet Arrangements

As of April 30, 2026, we had two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment, which includes leasehold improvements and right-of-use assets. We do not have long-lived assets held for sale. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating long-lived assets for potential impairment, we will first compare the carrying amount of the assets to estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss is recognized and measured based upon the excess of the carrying value of the asset over its estimated fair value. There were no impairments of long-lived assets during the fiscal years ended April 30, 2026 and 2025.

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

Interest Rate Risk

We had cash, cash equivalents, and investment balances of $262.2 million as of April 30, 2026. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect the fair market value of our investments in marketable securities. As of April 30, 2026, the effect of a hypothetical 1.00% (100 basis point) change in interest rates would have changed the fair value of our marketable securities by $1.5 million. Such change would only be realized if we sold the marketable securities prior to maturity.

We also are subject to interest rate risk under the Term Loan. All amounts outstanding under the Term Loan bear interest as a variable rate per annum equal to 5.50% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.25%. However, our exposure to interest rate risk is not significant, and a hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements included elsewhere in this Annual Report.

Concentrations of Credit Risk

We are subject to credit risk from cash balances we maintain that are in excess of federal depository insurance limits of $250,000 and certain cash balances in accounts located in Ireland which are not insured. As of April 30, 2026, we maintained cash, cash equivalents and investments of $262.2 million. As of April 30, 2025, we maintained cash, cash equivalents and restricted cash balances of $237.6 million. Cash, cash equivalents and restricted cash balances as of April 30, 2026 and 2025 were in excess of federal depository insurance limits. We have not experienced any losses in such accounts as of the date of this Annual Report, and we believe that we are not exposed to significant credit risk on our cash balances.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2026, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of April 30, 2026 due to the material weaknesses described below:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources in the accounting, finance and IT functions to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses.
•
We did not design and maintain effective controls to ensure the financial statements were properly presented and classified for certain non-routine or complex transactions. Specifically, we did not design and maintain controls to appropriately account for the classification of selling, general and administrative expenses, paid-in-kind interest, restricted cash, right of use lease assets, and the cash flow presentation of leases. This material weakness resulted in immaterial audit adjustments to the aforementioned accounts, which were recorded in the Company's consolidated financial statements for the year ended April 30, 2021.
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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Remediation Plans

We continue to make progress towards remediating these material weaknesses. These remediation measures are ongoing as of the date of this Form 10-K and include: hiring additional personnel, such as financial planning and accounting, compliance, information technology professionals, and other professionals with appropriate levels of knowledge and experience; engaging third parties to assist with technical accounting and in designing and implementing controls related to period-end financial reporting, segregation of duties and IT general controls; designing and implementing controls to properly present and classify non-routine or complex transactions; and enhancing IT governance processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended April 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended April 30, 2026. Information relating to our executive officers is found at Item 1, “Business—Executive Officers of the Company” and is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended April 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended April 30, 2026.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended April 30, 2026.

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

4.3	Description of Share Capital (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).
10.1

Assignment and Assumption of Registration Rights Agreement, dated as of February 26, 2025, by and between West Affum Holdings, L.P. and Kestra Medical Technologies, Ltd. (previously filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 26, 2025 and incorporated herein by reference).

10.2 +	Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on March 7, 2025 and incorporated herein by reference).
10.3 +	Kestra Medical Technologies, Ltd. 2025 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on March 17, 2026 and incorporated herein by reference).
10.4*

Loan Agreement, dated as of July 10, 2026, between Kestra Medical Technologies, Inc. and the guarantors signatory therein, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP.

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

10.9+

Amendment to Employment Agreement, dated as of June 4, 2025, by and between Kestra Medical Technologies, Inc. and Brian Webster (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.10+

Amendment to Employment Agreement, dated as of June 4, 2025, by and between Kestra Medical Technologies, Inc. and Vaseem Mahboob (previously filed as Exhibit 10.10 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.11+

Amendment to Employment Agreement, dated as of June 4, 2025, by and between Kestra Medical Technologies, Inc. and Traci S. Umberger (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.12+

Employment Agreement, dated as of June 4, 2025, by and between Kestra Medical Technologies, Inc. and Al Ford (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.13+

Employment Agreement, dated as of October 17, 2025, between Kestra Medical Technologies, Inc. and Timothy Moran (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 11, 2025 and incorporated herein by reference).

10.14*+	Kestra Medical Technologies, Ltd. Director Compensation Policy.

10.15+

Forms of Option Grant Notice under Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 26, 2025 and incorporated herein by reference).

10.16+

Form of Restricted Stock Unit Grant Notice and Award Agreement (Non-employee Directors) under the Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.17+

Form of Restricted Stock Unit Grant Notice and Award Agreement (Executive Officers) under the Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.18+

Form of Performance Stock Unit Grant Notice and Award Agreement (revenue PSU) under the Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.15 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

10.19+

Form of Performance Stock Unit Grant Notice and Award Agreement (rTSR PSU) under the Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).

19	Insider Trading Policy of Kestra Medical Technologies, Ltd (previously filed as Exhibit 19 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).
21	List of Subsidiaries (previously filed as Exhibit 21 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Executive Compensation Recovery Policy (previously filed as Exhibit 97 to the Annual Report on Form 10-K filed on July 17, 2025 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Includes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kestra Medical Technologies, Ltd.

Date: July 14, 2026	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: July 14, 2026	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Webster	President and Chief Executive Officer, and Director	July 14, 2026
Brian Webster	(Principal Executive Officer)

/s/ Vaseem Mahboob	Chief Financial Officer	July 14, 2026
Vaseem Mahboob	(Principal Financial and Accounting Officer)

/s/ Traci Umberger	General Counsel and CAO, and Director	July 14, 2026
Traci Umberger

/s/ Jeff Schwartz	Chairman of the Board of Directors	July 14, 2026
Jeff Schwartz

/s/ Raymond W. Cohen	Director	July 14, 2026
Raymond W. Cohen

/s/ Mary Kay Ladone	Director	July 14, 2026
Mary Kay Ladone

/s/ Kevin Reilly	Director	July 14, 2026
Kevin Reilly

/s/ Conor Hanley	Director	July 14, 2026
Conor Hanley

/s/ Elizabeth Kwo	Director	July 14, 2026
Elizabeth Kwo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kestra Medical Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kestra Medical Technologies, Ltd. and its subsidiaries (the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable preferred stock and shareholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

July 14, 2026

We have served as the Company’s auditor since 2016.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	April 30,	April 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$99,710	$237,595
Short-term investments	96,724	—
Accounts receivable, net	14,542	8,081
Disposable medical equipment supplies	6,706	6,572
Prepaid expenses and other current assets	4,677	3,080
Total current assets	222,359	255,328

Long-term investments	65,767	—
Right-of-use assets	3,364	2,078
Deposits	1,761	2,021
Restricted cash	334	334
Property and equipment, net	59,090	34,830
Other long-term assets	5,790	1,153
Total assets	$358,465	$295,744

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,295	$23,961
Accrued liabilities	23,046	13,829
Operating lease liabilities, current portion	31	187
Total current liabilities	50,372	37,977

Operating lease liabilities, net of current portion	4,111	3,026
Warrant liabilities	1,369	8,097
Other long-term liabilities	306	140
Long-term debt, net	42,649	41,098
Total liabilities	98,807	90,338

Commitments and contingencies (Note 14)

Shareholders’ equity

Common Shares, $1.00 par value; 100,000,000 shares authorized as of April 30, 2026 and April 30, 2025; 58,383,924 issued and outstanding as of April 30, 2026 and 51,348,656 shares issued and outstanding as of April 30, 2025	58,384	51,349
Additional paid-in capital	853,353	674,306
Accumulated other comprehensive loss	(218)	—
Accumulated deficit	(651,861)	(520,249)
Total shareholders’ equity	259,658	205,406
Total liabilities and shareholders’ equity	$358,465	$295,744

The accompanying notes are an integral part of these consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended April 30,
	2026	2025
Revenue	$95,126	$59,815
Cost of revenue	46,263	35,605
Gross profit	48,863	24,210
Operating expenses:
Research and development	19,484	15,652
Selling, general and administrative	164,120	114,936
Total operating expenses	183,604	130,588
Loss from operations	(134,741)	(106,378)
Other expense (income):
Interest expense	7,546	7,734
Interest income	(8,351)	(3,199)
Other expense (income)	(2,618)	2,766
Net loss before provision for income taxes	(131,318)	(113,679)
Provision for income taxes	294	135
Net loss	(131,612)	(113,814)
Less: Undeclared preferred stock dividends	—	12,321
Net loss attributable to common shareholders, basic and diluted	$(131,612)	$(126,135)

Net loss per share attributable to common shareholders, basic and diluted	$(2.43)	$(5.13)
Weighted-average shares of common shares outstanding, basic and diluted[1]	54,184,698	24,583,745

Other comprehensive loss:
Net loss	$(131,612)	$(113,814)
Unrealized loss on marketable securities	(218)	—
Comprehensive loss	$(131,830)	$(113,814)

The accompanying notes are an integral part of these consolidated financial statements.

1Weighted-average shares of common shares outstanding, basic and diluted, has been adjusted on a retrospective basis. Refer to Note 16 “Net Loss Per Share Attributable to Common Shareholders” for additional disclosure.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Preferred Stock		Common Shares		Additional Paid-In	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity (Deficit)
Balances at April 30, 2024[2]	177,110	$177,110	19,909,281	$19,909	$177,149	$(406,435)	$—	$(209,377)
Share-based compensation expense	—	—	—	—	24,271	—	—	24,271
Conversion of Incentive Units to common shares on IPO	—	—	651,577	652	(652)	—	—	—
Capital contribution from West Affum LP	—	—	—	—	2,374	—	—	2,374
Warrant modification upon IPO	—	—	—	—	(1,171)	—	—	(1,171)
Issuance of redeemable preferred stock	103,400	103,400	—	—	—	—	—	—
Conversion of redeemable preferred stock to common shares on IPO	(280,510)	(280,510)	15,444,716	15,445	265,065	—	—	280,510
Issuance of stock to non-controlling interest	—	—	—	—	—	—	17,100	17,100
Conversion of non-controlling interest to common shares on IPO	—	—	1,645,893	1,646	15,454	—	(17,100)	—
Issuance of restricted share awards	—	—	32,485	32	(32)	—	—	—
Issuance of common shares upon IPO, net of underwriter discounts and issuance costs of $21,909	—	—	13,664,704	13,665	196,726	—	—	210,391
Deemed dividend for payments to third party on behalf of shareholder	—	—	—	—	(4,878)	—	—	(4,878)
Net loss and comprehensive loss	—	—	—	—	—	(113,814)		(113,814)
Balances at April 30, 2025	—	$—	51,348,656	$51,349	$674,306	$(520,249)	$—	$205,406

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at April 30, 2025	51,348,656	$51,349	$674,306	$—	$(520,249)	$205,406
Share-based compensation expense	—	—	33,644	—	—	33,644
Issuance of common shares - exercise of warrant	100,397	100	3,954	—	—	4,054
Issuance of common shares - equity offering, net of underwriter discounts and issuance costs of $10,414	6,900,000	6,900	141,386	—	—	148,286
Issuance of common shares - stock option exercises	34,871	35	558	—	—	593
Deemed dividend for payments to third party on behalf of shareholder	—	—	(495)	—	—	(495)
Other comprehensive loss	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(131,612)	(131,612)
Balance at April 30, 2026	58,383,924	$58,384	$853,353	$(218)	$(651,861)	$259,658

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

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2026	2025
Cash flows from operating activities
Net loss	$(131,612)	$(113,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,709	7,968
Loss on disposal of property and equipment	1,161	1,340
Reserve for equipment and supplies	2,435	754
Provision for uncollectible accounts receivable	2,596	2,694
Amortization (accretion) of premiums (discounts) on securities, net	(106)	—
Interest paid-in-kind	—	855
Amortization of debt discounts and issuance costs	1,874	1,400
Share-based compensation expense	33,644	24,270
Non-cash lease expense	326	416
Deferred income tax expense	166	64
Change in fair value of warrant liabilities	(2,673)	2,648
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(458)	(3,443)
Prepaid expenses and other current assets	(563)	(1,852)
Accounts receivable	(9,056)	(8,777)
Accounts payable	4,302	2,842
Accrued liabilities	8,197	4,617
Operating lease liabilities	(685)	370
Other long-term assets	40	40
Net cash used in operating activities	(81,703)	(77,608)
Cash flows from investing activities
Purchases of property and equipment	(34,892)	(22,936)
Deposits for medical rental equipment	(528)	(655)
Refund of deposits for medical rental equipment	184	283
Investment in equity security	(5,000)	—
Purchase of marketable securities	(163,041)	—
Net cash used in investing activities	(203,277)	(23,308)
Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	—	103,400
Proceeds from issuance of common stock	149,291	215,789
Proceeds from issuance of stock to non-controlling interest	—	17,100
Proceeds from capital contributions	—	2,374
Payment of IPO offering costs	—	(3,523)
Payment of equity issuance costs	(2,466)	(3,224)
Deemed dividend for payments to third party on behalf of shareholder	(323)	(1,654)
Proceeds from stock option exercises	593	-
Net cash provided by financing activities	147,095	330,262
Net increase (decrease) in cash, cash equivalents and restricted cash	(137,885)	229,346
Cash, cash equivalents and restricted cash
Beginning of period	237,929	8,583
End of period	$100,044	$237,929
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$99,710	$237,595
Restricted cash	334	334
Cash, cash equivalents and restricted cash	$100,044	$237,929
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$8,314	$7,029
Exercise of liability classified warrant	4,055	—
Remeasurement of lease liability	1,614	—
Equity offering costs incurred but not yet paid	415	1,875
Deemed dividend for payments to third party on behalf of shareholder included in accrued liabilities and accounts payable	172	—
Issuance of warrants related to long-term debt	—	5,449
Conversion of redeemable preferred stock into Common Shares on completion of IPO	—	280,510
Supplemental disclosure of cash flow information
Income taxes paid	$13	$83
Interest paid	5,645	4,851

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

Kestra Medical Technologies, Ltd. was formed as a limited company in Bermuda on May 20, 2021 as a wholly owned subsidiary of West Affum Holdings, L.P. (“West Affum LP”), a company in the Cayman Islands. Kestra Medical Technologies, Ltd. was formed for the purpose of completing a public offering and related transactions to carry on the business of West Affum Intermediate Holdings Corp. and its subsidiaries. Effective on December 31, 2025, West Affum LP was dissolved and all of the Common Shares it had received at IPO were distributed to its unit holders.

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

Liquidity

As of April 30, 2026, the Company’s principal sources of liquidity consisted of $262,201 of cash, cash equivalents, and investments.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the years ended April 30, 2026 and 2025, the Company incurred net losses of $131,612 and $113,814, respectively. Cash used in operating activities was $81,703 and $77,608 for the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, the Company had an accumulated deficit of $651,861.

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

Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents, and investments will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Restricted cash consists of amounts related to the Company’s office lease agreement and credit card collateralization. In lieu of a cash security deposit, the landlord required an irrevocable standby letter of credit upon execution of the lease be maintained throughout the term of the lease agreement in the amount of $109 as of April 30, 2026 and 2025. The Company also had restricted cash of $225 for credit card collateralization as of April 30, 2026 and 2025.

Investments

The Company considers investments with an original maturity greater than three months and remaining maturities less than 12 months to be short-term investments. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as long-term investments.

The Company classifies its marketable securities as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the consolidated statement of operations.

If the estimated fair value of a marketable debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive income (loss).

The Company invests in equity securities that do not have readily determinable fair values. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any. These investments are included in Other long-term assets on the consolidated balance sheet as of April 30, 2026. The carrying amount of this investment is $5,000 and there were no adjustments to the carrying amount during the year ended April 30, 2026.

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

The Company records a reserve for estimated probable losses as part of net revenue adjustments in reporting revenue at an expected collectable amount based on the total portfolio of receivables for which collectability has been deemed probable. The accounts receivable is presented on the consolidated balance sheets net of the adjustments.

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts receivable were $5,789 and $3,193 as of April 30, 2026 and 2025, respectively.

Property and Equipment

Property and equipment consist of medical rental equipment, test equipment, computer software and equipment, and leasehold improvements. Medical rental equipment used in the delivery of the ASSURE® WCD system consists of a therapy cable, batteries, a battery charger, assistant and WCD monitor, all of which have different useful lives. Upon completion of use by a patient, medical rental equipment is returned to the Company’s third-party manufacturing and supply partner and inspected, tested and re-certified for use by another patient. When not in use by patients, medical rental equipment resides with the Company’s third-party manufacturing and supply partner, at third-party warehouses or with the Company’s territory managers. Physical counts of components are conducted at least annually at the third-party manufacturing and supply partner locations and at least quarterly at other locations.

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

Property and equipment are depreciated using the straight-line method based on the following estimated useful lives:

	April 30, 2026	April 30, 2025
Asset Classification	Estimated Useful Lives	Estimated Useful Lives
Computer software and equipment	3 years	3 years
Test equipment	5 years	5 years
Leasehold improvements	Lesser of useful life or lease-term	Lesser of useful life or lease-term
Medical rental equipment	2 - 15 years	2 - 8 years

During the year ended April 30, 2026, the estimated useful life of the medical rental equipment asset class was changed prospectively from 2 - 8 years to 2 - 15 years. This change was the result of actual field experience, established preventive maintenance programs, and an extensive engineering study completed during the period relating to the WCD monitor and battery charger. As a result, the useful life of the battery charger was changed from five years to fifteen years and the useful life of the WCD monitor was changed from seven years to fifteen years. The impact of the change was a reduction of depreciation expense, which is included within cost of revenue, by $1,410 in the year ended April 30, 2026, as compared to the useful life of medical rental equipment had it remained at 2 - 8 years. The net loss per share impact of the change is not material.

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

The Company compares the carrying value of the long-lived assets (asset group) with the estimated future net undiscounted future cash flows expected to result from the use of the assets (asset group), including cash flows from disposition. An impairment loss is measured as the amount by which the carrying value exceeds the fair value of the long-lived assets (asset group). No impairment of long-lived assets was recorded during the years ended April 30, 2026 and 2025.

Warrant Liabilities

The Company accounts for certain warrants as liabilities in accordance with ASC 815-40, Derivatives and Hedging. The warrants are presented as a warrant liability in the consolidated balance sheets and are measured at fair value, with gains or losses recognized in the Other expense (income) line item of the consolidated statements of operations and comprehensive loss during the years ended April 30, 2026 and 2025.

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

Share-based compensation expense for share-based payments is measured at the grant date based on the fair value of the award and recognized as compensation expense over the period of service. The Company uses the Black-Scholes option pricing model to determine the fair value of share-based payments. The model requires various assumptions involving the judgement of management, including the fair value of common units or common shares, volatility in price, time to liquidity (prior to the IPO) and risk-free interest rate. As the Company did not have sufficient trading history for share-based awards issued prior to the IPO, the expected volatility was derived from the average historical volatilities of several comparable public companies within the Company’s industry over a period equivalent to the expected term of the share-based awards. The Company will continue to analyze the volatility assumptions as additional data for the Company’s Common Share becomes available. Due to the lack of historical exercise history, the expected term of the Company’s stock options is determined using the “simplified” method. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to expected term of the stock options. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company classifies share-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Payments on Behalf of Shareholder

During the year ended April 30, 2026 and 2025, the Company paid administrative costs to third parties on behalf of one of its shareholders. The payments to third parties on behalf of the Company’s shareholder were recorded as a deemed dividend in the consolidated statements of changes in redeemable preferred stock and shareholders’ equity (deficit).

Concentrations of Risk

Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company’s cash is mainly held in financial institutions. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Further, the Company holds a small cash balance in its account located in Ireland, which is not insured.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains or losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the year ended April 30, 2026, unrealized losses on marketable securities were included as a component of comprehensive loss. For the year ended April 30, 2025, there were no items which qualify as components of other comprehensive loss and therefore, the Company’s comprehensive loss was the same as its reported net loss.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 prospectively during the year ended April 30, 2026. The adoption of the amendments in ASU 2023-09 impacted the Company’s disclosures in the notes to the consolidated financial statements and did not have a material impact on its consolidated balance sheets, results of operations or cash flows.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	April 30, 2026	April 30, 2025
Prepaid software fees	$1,693	$1,387
Other current assets	2,984	1,693
Total Prepaid expenses and other current assets	$4,677	$3,080

4. Property and Equipment

Property and equipment consisted of the following at:

	April 30, 2026	April 30, 2025
Medical rental equipment	$83,053	$52,670
Test equipment	3,490	3,115
Office equipment and furniture	1,517	1,446
Leasehold improvements	919	919
Work in progress	1,538	635
Total property and equipment	90,517	58,785
Less: accumulated depreciation	(31,427)	(23,955)
Total Property and equipment, net	$59,090	$34,830

The Company recorded $8,709 and $7,968 of depreciation expense for the years ended April 30, 2026 and 2025, respectively.

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

In May 2025, the Company entered into a new lease agreement for an office in Texas, commencing on May 15, 2025. The lease is set to expire on May 31, 2027.

Operating lease expense was as follows for the periods below:

	Year Ended April 30,
	2026	2025
Operating lease expense	$984	$758
Variable lease expense	680	636
Total operating lease expense	$1,664	$1,394

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $2,081 and $655 for the years ended April 30, 2026 and 2025, respectively.

The weighted average remaining lease term for the Company’s operating leases was 60 months as of April 30, 2026, and 48 months as of April 30, 2025. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 12.0% as of April 30, 2026 and 15.2% as of April 30, 2025.

Maturities of operating lease liabilities (net reimbursements) were as follows as of April 30, 2026:

Fiscal Year:
2027	43
2028	1,346
2029	1,477
2030	1,424
2031	1,589
Total future lease payments	$5,879
Less: imputed interest	(1,737)
Total lease liability balance	$4,142
Less: current portion of lease liability	(31)
Total lease liability, net of current portion	$4,111

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	April 30, 2026	April 30, 2025
Bonuses and commissions	$10,885	$6,368
Other accrued liabilities	5,486	3,547
Paid time off	3,050	2,305
Professional services	1,133	1,141
Payroll and payroll taxes	2,492	468
Total Accrued liabilities	$23,046	$13,829

7. Long-Term Debt

On September 29, 2023, the Company entered into a Credit Agreement with a lender that provided a Senior Secured Delayed Draw Term Loan Facility (as amended, the “Term Loan 2024”) in an aggregate principal amount of up to $60,000 and matures on September 29, 2028. Borrowings are made available in up to three tranches, the first of which is available upon closing of the agreement, which included committed equity funding of at least $75,000, and two follow on tranches of $7,500 which became available before November 1, 2024, and February 1, 2025, dependent upon achievement of revenue milestones of trailing twelve-month revenues of $50,000 and $70,000, respectively. The Term Loan 2024 bears interest equal to the sum of Term Secured Overnight Financing Rate plus 7.25% for each interest period which is measured monthly and is payable on the last day of each fiscal quarter. Through March 31, 2025, the Company had the ability to pay-in-kind up to 2% of the payable interest. The Term Loan 2024 requires a minimum level of cash of $3,000 and certain revenue thresholds based upon trailing twelve-month revenue results. The revenue covenant began to be measured on April 30, 2024.

On September 29, 2023, the Company drew an initial $45,000. In connection with the first draw, the Company incurred a 1% facility fee of the total available loan amount of $60,000 upon the draw of the first tranche of $600 and legal fees of $1,753 for both the Company and the lender. The Company recognized the facility fee and legal fees as a discount of $1,765 to the Term Loan 2024 for the initial draw on the loan, and $588 as an Other long-term asset, for the remainder available to draw. Each of these will be amortized as interest expense over the term of the loan on a straight-line basis.

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

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15.0 million through July 31, 2026 upon the achievement of revenue of at least $60.0 million for any twelve consecutive month period prior to the third tranche borrowing date. As of April 30, 2026, the Company was in compliance with all financial covenants.

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

The Company’s long-term debt consisted of the following at:

	April 30, 2026	April 30, 2025
Term loan	$45,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	1,395	1,395
Less: unamortized debt issuance costs and debt discount	(3,746)	(5,297)
Total long-term debt	$42,649	$41,098

The Company recognized expenses related to the Term Loan 2024 as follows:

	Year Ended April 30,
	2026	2025
Cash interest expense	$5,645	$4,851
Amortization of the facility fee and legal fees	380	874
Amortization of the debt discount recognized in connection with the warrant	1,521	526
Interest expense paid-in-kind and applied to the Term Loan 2024 balance	—	855
Total expense recognized related to the Term Loan 2024	$7,546	$7,106

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of April 30, 2026 and 2025.

	Level 1	Level 2	Level 3
April 30, 2026
Assets
Money market funds	$22,146	$—	$—
U.S. treasury securities	—	195,338	—
Total assets	$22,146	$195,338	$—
Liabilities
Warrant liabilities	—	—	1,369
Total liabilities	$—	$—	$1,369

April 30, 2025
Liabilities
Warrant liabilities	—	—	8,097
Total liabilities	$—	$—	$8,097

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash equivalents within the fair value hierarchy.

The fair value and amortized cost of available-for-sale marketable securities as of April 30, 2026 are presented in the following table:

		Gross Unrealized
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Money market funds	$22,146	$—	$—	$22,146
U.S. treasury securities	195,556	—	(218)	195,338
Total	$217,702	$—	$(218)	$217,484

As of April 30, 2026 available-for-sale marketable securities are classified as follows in the consolidated balance sheet:

Category:
Cash and cash equivalents	$54,993
Short-term investments	96,724
Long-term investments	65,767
Total	$217,484

Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year from the respective balance sheet date. The Company recognized no credit losses during the years ended April 30, 2026 and 2025, and had no allowance for credit losses as of April 30, 2026, and 2025.

As of April 30, 2026 and 2025, the fair value of the long-term debt, net of discounts, approximated $47,700 and $47,330, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

There were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the years ended April 30, 2026 and 2025.

Warrant Liabilities

As of April 30, 2026, the Company recorded warrant liabilities from issuance of warrants to the lender of the Term Loan 2024 in connection with the amendment on February 25, 2025. The warrant liabilities are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrants.

As of April 30, 2026, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the warrant liabilities included the fair value per share of the underlying Common Shares, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying Common Shares. The expected volatility is derived from comparable public companies as the Company did not have sufficient trading history for the Company’s Common Shares. The change in fair value of warrant liability was $2,673 for the year ended April 30, 2026, which is included in other expense within the consolidated statements of operations and comprehensive loss.

The following table presents the significant inputs and assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant liabilities as of April 30, 2026:

	April 30, 2026	April 30, 2025
Strike price	$11.54	$11.54
Expected term (in years)	7.42	8.42
Expected volatility	59.00%	65.00%
Risk free rate	4.20%	4.21%
Dividend yield	0%	0%

A reconciliation of the Level 3 liabilities is as follows:

Fair value of Level 3 liabilities as of April 30, 2025	$8,097
Change in fair value of warrant liabilities	(2,673)
Exercise of warrant	(4,055)
Fair value of Level 3 liabilities as of April 30, 2026	$1,369

9. Common Shares

The Company had 100,000,000 Common Shares authorized and 58,383,924 and 51,348,656 Common Shares issued and outstanding with a par value of $1.00 per Common Share as of April 30, 2026 and April 30, 2025, respectively. Each Common Share is entitled to one vote.

10. Redeemable Preferred Stock

In May 2022, Intermediate Holdings amended and restated its Memorandum and Articles of Association, according to which Intermediate Holdings’ existing share capital of 5,000,000 shares can upon the discretion of Intermediate Holdings be issued in the form of either common and/or preferred stock with a par value of $0.01 each.

In May and July of 2024, Intermediate Holdings issued to West Affum LP a total of 103,400 shares of preferred stock for proceeds $103,400. Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’. There were no shares of preferred stock outstanding as of April 30, 2026 and April 30, 2025.

Preferred stock issued is considered non-voting and is subject to a preferred dividend accrued daily with a set payment “yield” capped at 4.7% for issuances prior to April 30, 2023 and at 6.0% for issuances on or after May 1, 2023. No dividends were declared as of the year ended April 30, 2026 or 2025. Cumulative unpaid dividends were factored into the value of the preferred stock when exchanged for Common Shares of Kestra Medical Technologies, Ltd. in connection with the Organizational Transactions.

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

In connection with the IPO, all Class A Redeemable Ordinary Shares were exchanged for common stock of Intermediate Holdings, which common stock were exchanged for common units of West Affum LP immediately after. West Affum LP contributed all of its Intermediate Holdings common stock to Kestra Medical Technologies, Ltd. for its Common Shares. Effective on December 31, 2025, West Affum LP was dissolved and all of the Common Shares it had received at IPO were distributed to its unit holders.

12. Equity Incentive Plan and Share Based Compensation

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

Incentive Units vest based on continued service on a straight-line basis over the applicable service periods. Any unvested Incentive Units are automatically forfeited upon separation. Incentive Units do not expire and have no exercise price. Compensation cost of Incentive Units is estimated on the date of grant.

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

Restricted Common Units and Restricted Shares

Certain directors and advisors of the Company were granted 17,149 shares of restricted common units of West Affum LP between September 1, 2022 and October 16, 2024, with a vesting period of 3 years. In connection with the IPO, the restricted common units converted into 23,899 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the original grant agreements. As of April 30, 2026, 19,916 and 3,983 of these Common Shares were vested and unvested, respectively. As of April 30, 2025, 11,950 and 11,950 were vested and unvested, respectively.

Certain directors and advisors of the Company were granted 35,787 shares of restricted Class A Common Units of West Affum LP between July 24, 2024 and November 3, 2024, with a vesting period of 3 years. In connection with the IPO, Class A Common Units were automatically exchanged into 45,479 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the directors’ original grant agreements. During the year ended April 30, 2026, 18,795 restricted Common Shares vested. As of April 30, 2026, there were 23,822 and 21,657 shares of vested and unvested restricted Common Shares outstanding. As of April 30, 2025, there were 12,994 and 32,485 shares of vested and unvested restricted Common Shares outstanding.

Share-based compensation expense associated with restricted common units and restricted Common Shares is immaterial and recorded within selling, general and administrative expense.

In connection with the IPO, the Company entered into the Kestra Medical Technologies, Ltd. 2025 Omnibus Incentive Plan (the "2025 Omnibus Incentive Plan") to grant eligible individuals incentive equity awards, including stock options and restricted stock units. Stock option and restricted stock unit activity for the year ended April 30, 2026 is as follows:

Stock Options

Stock options activity for the year ended April 30, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at April 30, 2025	4,649,100	$17.04	9.85	$32,640
Forfeited	(109,721)	17.38
Exercised	(34,871)	17.00
Balance at April 30, 2026	4,504,508	17.04	8.85	16,675
Vested and exercisable at April 30, 2026	3,182,286	17.04	8.85	11,768

Also as of April 30, 2026, unrecognized compensation cost for outstanding stock options was $12,539, with the weighted-average period over which this cost is expected to be recognized at 0.45 years. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Common Shares for those stock options that had exercise prices lower than the fair value of the Company’s Common Shares.

The weighted average grant date fair value of stock options outstanding as of April 30, 2026 was $10.20 per share.

Restricted Stock Units

The 2025 Omnibus Incentive Plan also allows for the grants of restricted shares and restricted stock units. During the year ended April 30, 2026, the Company granted restricted stock units which vest under three methods:

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

Time Based Restricted Stock Units

Restricted stock unit activity for the year ended April 30, 2026 is as follows:

	Number of restricted units	Weighted average grant date fair value
Outstanding at April 30, 2025	—	$—
Granted	2,655,737	17.56
Forfeited	(155,779)	16.95
Outstanding at April 30, 2026	2,499,958	$17.60

As of April 30, 2026, there was $34,052 of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.38 years. As of April 30, 2026, none of the restricted stock units were vested.

Performance Based Restricted Stock Units

During the year ended April 30, 2026, the Company granted 434,702 performance-based restricted stock units that vest upon achieving curtained performance objectives. Achievement of these performance objectives was deemed probable during the three months ended July 31, 2025. The weighted average grant date fair value is $16.04.

As of April 30, 2026, there was no unrecognized compensation cost related to unvested performance-based restricted stock units. As of April 30, 2026, none of the performance-based restricted stock units were vested.

Market Based Restricted Stock Units

During the year ended April 30, 2026, the Company granted 217,351 market-based restricted stock units that vest upon achieving both market conditions and service conditions.

The Company estimated the fair value of the market-based restricted stock units granted using a Monte Carlo simulation model with the following assumptions:

April 30, 2026
Expected volatility	54.6%
Expected term	1.76 years
Risk free rate	3.91%
Fair value of underlying common stock	$17.30
Weighted average grant-date fair value per share	$20.25

As of April 30, 2026, there was $2,741 of total unrecognized compensation cost related to unvested market-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.21 years. As of April 30, 2026, none of the market-based restricted stock units were vested.

Employee Stock Purchase Plan

Under the 2025 Employee Stock Purchase Plan (the "ESPP"), participants are permitted to purchase shares of Common Shares, up to the IRS allowable limit of $25,000 in any calendar year and no more than 1,000 shares on any purchase date, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the ESPP) of up to 15% of their eligible compensation. The ESPP provides for offering periods not to exceed 27-months, and the Company anticipates each offering period to consist of one or more six-month purchase periods. Participants are permitted to purchase shares of the Company’s Common Shares at 85% of the lower of the fair market value of the Company’s Common Shares on the first trading day of an offering period or on the last trading date in each purchase period in the applicable offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company. No purchases were made during the year ended April 30, 2026.

Share-Based Compensation

The Company recorded share-based compensation in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended April 30,
	2026	2025
Research and development	$3,601	$1,964
Selling, general and administrative	30,043	22,307
Total share-based compensation expense	$33,644	$24,271

13. Income Taxes

The components of loss before income taxes are as follows:

	2026	2025
U.S. Operations	$(116,148)	$(105,417)
Foreign Operations	(15,171)	(8,262)
Total	$(131,318)	$(113,679)

In 2025, the Company completed its restructuring in connection with its initial public offering. The Company’s parent company is based in Bermuda and is a resident for Irish tax purposes. Its subsidiaries are in the Cayman Islands, Ireland, and the U.S. Under the current laws of Bermuda and the Cayman Islands, the Company is not subject to tax on income. However, the Company and its subsidiaries are subject to taxation in Ireland, the U.S. federal government, and various states.

As a result of the restructuring completed in connection with the initial public offering, the Company’s effective tax rate varies from the statutory Irish tax rate due to the effect of U.S. federal income taxes, state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of April 30, 2026 and 2025, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

Income tax expense for the year ended April 30, 2026 differs from the amount of income tax determined by applying the applicable Irish statutory tax rate to pretax income as a result of the following differences. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, an Irish 12.5% rate is applied to pretax income as a result of the following for the year ended April 30, 2026:

	Year Ended April 30, 2026
	Amount	Percentage
Irish Statutory Tax Rate	$(16,415)	12.5%
Foreign Tax Effects
US	(9,873)	7.5%
State Tax Provision (net of Federal Benefit)	(2,871)	2.2%
Other	503	(0.4%)
Non-deductible Expenses
Stock-Based Compensation	6,656	(5.1%)
Other	696	(0.5%)
Tax Credits
R&D Credit	(395)	0.3%
Other	(155)	0.1%
Change in Valuation Allowance	22,148	(16.9%)
	$294	(0.2%)

As previously disclosed for the year ended April 30, 2025, prior to the adoption of ASU 2023-09, income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

2025
Tax provision (benefit) at statutory rate	$(28,420)
Foreign Rate Differential	4,719
State Tax Provision (net of Federal Benefit)	(4,110)
Non-deductible Expenses	3,561
R&D Credit	(402)
Other	-
Change in Valuation Allowance	24,787
$135

Significant components of the deferred tax assets and liabilities are as follows:

	2026	2025
Deferred Tax Assets
Loss Carryforwards	$80,953	$52,281
Interest Carryforward	6,661	7,211
Accrued Expenses	1,563	4,553
Operating Lease Liability	716	539
Inventory Basis Differences	308	224
R&D Credit Carryforward	5,912	5,517
Intangible Asset	35,375	35,375
Stock Based Compensation	6,156	4,998
	137,644	110,698
Less: Valuation allowance for deferred tax assets	(125,962)	(103,815)
Net deferred tax assets	$11,682	$6,883

	2026	2025
Deferred Tax Liabilities
Property and Equipment	$(10,658)	$(6,233)
Prepaid Expenses	(591)	(533)
Right-Of-Use Asset	(541)	(257)
Other	(198)	—
Total Deferred Tax Liabilities	(11,988)	(7,023)

Net deferred tax assets (liabilities)	$(306)	$(140)

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

Net operating losses and tax credit carryforwards for the year ended April 30, 2026 are as follows:

	2026	Expiration Years
Net operating losses, federal (Pre-TCJA)	—
Net operating losses, federal (Post-TCJA)	322,006	Indefinite
Net operating losses, state	97,540	Various
Tax credits, federal	6,336	2039 - 2043
Tax credits, state	—
Net operating losses, foreign	43,657	Indefinite
Tax Credits, foreign	—

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

The following table summarized the activity related to unrecognized tax benefits:

2026
Unrecognized Tax Benefit - Beginning of Year	$819
Additions - current year	44
Additions - prior year	—
Decreases - prior year	—
Unrecognized Tax Benefit - End of Year	$863

All of the unrecognized tax benefits as of April 30, 2026 are accounted for as a reduction in our deferred tax assets. Due to the valuation allowance, none of the $863 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for the year ended April 30, 2026 or April 30, 2025. We do not expect any significant change in our unrecognized tax benefits during the next twelve months.

The Company files Irish, U.S. federal and U.S. state income tax returns. The Company is not currently under examination but is open to audit by the I.R.S. and state tax authorities for tax years beginning in 2019. The resolutions of any examinations are not expected to be material to these financial statements. As of April 30, 2026, there are no penalties or accrued interest recorded in the financial statements.

14. Commitments and Contingencies

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

The Company enters into indemnification agreements with its officers and directors, and the Company’s bye-laws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, and therefore there is no accrual of such amounts as of April 30, 2026 and 2025. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

15. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the years ended April 30, 2026 and 2025, matching and discretionary contributions by the Company totaled $2,240 and $1,660, respectively.

16. Net Loss Per Share Attributable to Common Shareholders

The Organizational Transactions represent a business combination between entities under common control under the principles of ASC Topic 805, Business Combinations. In connection with the Organizational Transactions, West Affum LP contributed its 105,808 shares of common stock in Intermediate Holdings for 19,885,382 Common Shares of Kestra Medical Technologies, Ltd. (“Exchange”). Under the principles of ASC 260, Earnings Per Share, the Exchange was applied retrospectively for purposes of calculating basic and diluted net loss per share. Other transactions that closed contemporaneously with the Organizational Transactions, including conversions of preferred stock, non-controlling interests, and equity awards were accounted for prospectively beginning on the date such transactions occurred, and were not given retrospective treatment as they changed the relative subordination characteristics of the securities owned by the respective holders after the effective date of the Organizational Transactions. Similarly, the shares issued upon the Company's equity offerings were accounted for prospectively beginning on the date such shares were issued and were not given retrospective treatment. The total number of outstanding shares disclosed on the face of the consolidated balance sheets and consolidated statements of changes in redeemable preferred stock and shareholders’ equity

(deficit) represents the number of shares legally outstanding as of the latest consolidated balance sheet date. This differs from the number of outstanding shares disclosed for basic and diluted net loss per share, which has been retrospectively adjusted for common shares outstanding but not yet vested.

Basic net loss per share attributable to common shareholders is calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants to purchase Common Shares. Diluted net loss per share attributable to common shareholders is computed giving effect to all potentially dilutive common shares, including common shares issuable upon vesting of share-based payment awards and/or upon exercise of the warrants. For the years ended April 30, 2026 or 2025, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the years ended April 30, 2026 and 2025:

	Year Ended April 30,
	2026	2025
Numerator:
Net loss attributable to Kestra Medical Technologies, Ltd.	$(131,612)	$(113,814)
Undeclared preferred dividends	—	(12,321)
Net loss attributable to common shareholders	$(131,612)	$(126,135)
Denominator:
Weighted average shares of common share outstanding - basic and diluted	54,184,698	24,583,745
Net loss per share attributable to common shareholders - basic and diluted	$(2.43)	$(5.13)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of April 30,
	2026	2025
Stock options	4,504,508	4,649,100
Restricted stock units	2,499,958	—
Performance-based restricted stock units	434,702	—
Market-based restricted stock units	434,702	—
Restricted stock	25,640	32,485
Warrants to purchase Common Shares	109,069	434,916
Employee Stock Purchase Plan	68,142	—
Total	8,076,721	5,116,501

17. Subsequent Event

On July 10, 2026, Kestra Medical Technologies, Inc. (the "Borrower"), a wholly-owned subsidiary of the Company, and other credit parties thereto (the “Credit Parties”), entered into a loan agreement (the "Loan Agreement”) with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (each, a “Lender”) and BioPharma Credit PLC, as collateral agent. The Loan Agreement provides for a five-year senior secured term loan facility of up to $200.0 million, divided into four tranches: (i) a committed Tranche A Loan in an aggregate principal amount of $75.0 million (the “Tranche A Loan”) which was funded on July 10, 2026 (the “Tranche A Closing Date”); (ii) a committed Tranche B Loan in an aggregate principal of $25.0 million (the “Tranche B Loan”) which may be requested, subject to certain limited conditions, at the Borrower’s option through July 31, 2027; (iii) a committed Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) which is available to the Borrower upon reaching a trailing twelve-month revenue of $150.0 million and which may be requested on or prior to June 30, 2028 and (iv) an uncommitted Tranche D Loan for acquisitions at the Company's option in aggregate principal amount of $50.0 million (the “Tranche D Loan” and collectively with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “Term Loans”), subject to certain limited conditions and upon approval of the Lenders, on such date mutually agreed upon between the Lenders and the Borrower.

The Borrower’s net proceeds from the Tranche A Loan were approximately $20.0 million, after deducting estimated debt issuance costs, fees and expenses, and repaying the Borrower's obligations under Term Loan 2024 on July 10, 2026. The remaining proceeds will be used to fund the Company’s general corporate and working capital requirements.

The Term Loans mature on July 10, 2031 (the “Maturity Date”). The Term Loans bear interest as a variable rate per annum equal to a 5.50% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.25%. Interest is due and payable on the last day of each quarter, with payment beginning in the calendar quarter immediately following July 10, 2026. The Loan Agreement requires the Borrower to pay an amount equal to 1.75% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan. The Term Loans provide for 48 months of interest-only payments and amortizes in four equal quarterly installments beginning in the second fiscal quarter of 2030 and continuing through the Maturity Date. The Term Loans may be voluntarily prepaid in whole (but not in part), and are subject to make-whole, prepayment premium and exit fees, and must be prepaid upon a Change in Control (as defined in the Loan Agreement). The Borrower is required to maintain a minimum liquidity of at least $20.0 million in cash and cash equivalents at all times.