Form 10-Q
period 2026-07-31
KESTRA MEDICAL TECHNOLOGIES, LTD.
filed 2026-09-14
CIK 1877184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 11, 2026, the registrant had 59,561,795 Common Shares, par value $1.00 per share, outstanding.

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

Important factors that could cause actual results, performance or achievements to differ materially from our expectations described elsewhere in this Quarterly Report, and include, but are not limited to, the following:

•
our ability to continue to expand the commercialization of our ASSURE® WCD, including associated products and services as part of our Cardiac Recovery System platform, or to commercialize any future product candidates and begin generating revenue;
•
our ability to maintain regulatory approvals for our ASSURE® WCD and to obtain new regulatory approvals necessary to distribute our ASSURE® WCD in new markets or to distribute additional products we develop in the future;
•
the rate and degree of market acceptance of our ASSURE® WCD or any future product candidates that receive the necessary marketing and other regulatory approvals;
•
the availability of reimbursement for our products;
•
our ability to scale the manufacturing of our ASSURE® WCD, obtain sufficient and timely supplies of components necessary to manufacture our ASSURE® WCD and effectively manage inventory and distribution;
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

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report. More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, (the “SEC”) including in our Annual Report on Form 10-K for the year ended April 30, 2026 (the “Annual Report”), particularly under Part I, Item 1A, "Risk Factors."

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

Part I – Financial Information

Item 1. Financial Statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 31,	April 30,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$68,558	$99,710
Short-term investments	130,353	96,724
Accounts receivable, net	15,406	14,542
Disposable medical equipment supplies	7,438	6,706
Prepaid expenses and other current assets	4,518	4,677
Total current assets	226,273	222,359

Long-term investments	45,791	65,767
Right-of-use assets	3,263	3,364
Deposits	1,842	1,761
Restricted cash	334	334
Property and equipment, net	63,656	59,090
Other long-term assets	6,196	5,790
Total assets	$347,355	$358,465

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$25,961	$27,295
Accrued liabilities	22,285	23,046
Operating lease liabilities, current portion	23	31
Total current liabilities	48,269	50,372

Operating lease liabilities, net of current portion	3,928	4,111
Warrant liabilities	—	1,369
Other long-term liabilities	306	306
Long-term debt, net	72,495	42,649
Total liabilities	124,998	98,807

Commitments and contingencies (Note 12)

Shareholders’ equity

Common Shares, $1.00 par value; 100,000,000 shares authorized as of July 31, 2026 and April 30, 2026; 59,271,885 issued and outstanding as of July 31, 2026 and 58,383,924 shares issued and outstanding as of April 30, 2026	59,272	58,384
Additional paid-in capital	859,504	853,353
Accumulated other comprehensive loss	(471)	(218)
Accumulated deficit	(695,948)	(651,861)
Total shareholders’ equity	222,357	259,658
Total liabilities and shareholders’ equity	$347,355	$358,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended July 31,
	2026	2025
Revenue	$30,971	$19,371
Cost of revenue	13,473	10,520
Gross profit	17,498	8,851
Operating expenses:
Research and development	6,796	4,001
Selling, general and administrative	48,359	33,728
Total operating expenses	55,155	37,729
Loss from operations	(37,657)	(28,878)
Other expense (income):
Interest expense	1,929	1,912
Interest income	(2,125)	(2,167)
Other expense (income), net	272	(2,830)
Loss on extinguishment of debt	6,304	—
Net loss before provision for income taxes	(44,037)	(25,793)
Provision for income taxes	50	33
Net loss attributable to common shareholders, basic and diluted	$(44,087)	$(25,826)

Net loss per share attributable to common shareholders, basic and diluted	$(0.75)	$(0.50)
Weighted-average shares of common shares outstanding, basic and diluted	58,566,467	51,304,599

Other comprehensive loss:
Net loss	$(44,087)	$(25,826)
Unrealized loss on marketable securities	(253)	—
Comprehensive loss	$(44,340)	$(25,826)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at April 30, 2025	51,348,656	$51,349	$674,306	$-	$(520,249)	$205,406
Share-based compensation expense	—	—	4,579	—	—	4,579
Net loss and comprehensive loss	—	—	—	—	(25,826)	(25,826)
Balances at July 31, 2025	51,348,656	$51,349	$678,885	$-	$(546,075)	$184,159

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at April 30, 2026	58,383,924	$58,384	$853,353	$(218)	$(651,861)	$259,658
Share-based compensation expense	—	—	9,517	—	—	9,517
Issuance of common shares - stock option exercises	67,059	67	1,073	—	—	1,140
Issuance of common shares - employee stock purchase plan	60,245	60	1,238	—	—	1,298
Issuance of common shares - restricted stock unit vesting	760,657	761	(761)	—	—	—
Tax withholdings on restricted stock unit vesting	—	—	(4,916)	—	—	(4,916)
Other comprehensive loss	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(44,087)	(44,087)
Balance at July 31, 2026	59,271,885	$59,272	$859,504	$(471)	$(695,948)	$222,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

KESTRA MEDICAL TECHNOLOGIES, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(44,087)	$(25,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,664	2,028
Loss on disposal of property and equipment	292	280
Reserve for equipment and supplies	1,464	412
(Recovery) provision for uncollectible accounts receivable	(817)	613
Amortization (accretion) of premiums (discounts) on securities, net	(890)	—
Loss on extinguishment of debt	6,304	—
Amortization of debt discounts and issuance costs	408	469
Share-based compensation expense	9,517	4,579
Non-cash lease expense	103	61
Change in fair value of warrant liabilities	251	(2,909)
Changes in operating assets and liabilities:
Disposable medical equipment supplies	(908)	(460)
Prepaid expenses and other current assets	246	140
Accounts receivable	(48)	(1,777)
Accounts payable	(1,879)	(2,896)
Accrued liabilities	(4,727)	(860)
Operating lease liabilities	(190)	(138)
Other long-term assets	2	10
Net cash used in operating activities	(32,295)	(26,274)
Cash flows from investing activities
Purchases of property and equipment	(8,335)	(8,166)
Deposits for medical rental equipment	—	(103)
Refund of deposits for medical rental equipment	—	37
Purchase of marketable securities	(13,017)	—
Net cash used in investing activities	(21,352)	(8,232)
Cash flows from financing activities
Proceeds from issuance of long-term debt	75,000	—
Payment of debt issuance costs	(3,193)	—
Repayment of long-term debt	(46,395)	—
Payment of early termination fee on debt repayment	(3,758)	—
Payment of IPO offering costs	—	(1,875)
Payment of equity issuance costs	(415)	—
Deemed dividend for payments to third party on behalf of shareholder	(172)	—
Proceeds from stock option exercises	1,140	—
Proceeds from employee stock purchase plan	1,298	—
Tax withholdings on restricted stock unit vesting	(1,010)	—
Net cash provided by (used in) financing activities	22,495	(1,875)
Net decrease in cash, cash equivalents and restricted cash	(31,152)	(36,381)
Cash, cash equivalents and restricted cash
Beginning of period	100,044	237,929
End of period	$68,892	$201,548
Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$68,558	$201,214
Restricted cash	334	334
Cash, cash equivalents and restricted cash	$68,892	$201,548
Non-cash investing and financing activities:
Purchases of property and equipment in accrued liabilities and accounts payable	$8,854	$6,900
Debt issuance costs included in accrued liabilities and accounts payable	548	—
Tax withholdings on restricted stock unit vesting in accrued liabilities	3,906	—
Supplemental disclosure of cash flow information
Income taxes paid (refunds received)	$24	$(39)
Interest paid	1,098	1,423

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

Kestra Medical Technologies, Ltd. was formed as a limited company in Bermuda on May 20, 2021 as a wholly owned subsidiary of West Affum Holdings, L.P. (“West Affum LP”), a company in the Cayman Islands. Kestra Medical Technologies, Ltd. was formed for the purpose of completing a public offering and related transactions to carry on the business of West Affum Intermediate Holdings Corp. and its subsidiaries. Effective on December 31, 2025, West Affum LP was dissolved and all of the Common Shares (as defined below) West Affum LP had received at Kestra Medical Technologies, Ltd.'s initial public offering ("IPO") were distributed to its unit holders.

West Affum Intermediate Holdings Corp., a Cayman Islands exempted company (“Intermediate Holdings”), was incorporated on August 6, 2020, in order to carry on the business of West Affum Holdings Corp. (“WAH Corp.”) and its consolidated subsidiaries. Except as otherwise indicated or the context requires, references to the “Company” are to Intermediate Holdings for transactions occurring in periods prior to the consummation of the IPO of Kestra Medical Technologies, Ltd., and references to the “Company” are to Kestra Medical Technologies, Ltd. and its consolidated subsidiaries for transactions occurring in periods following the consummation of the IPO.

The Company and its consolidated subsidiaries own certain intellectual property related to the development of personal WCD approved by the U.S. Food and Drug Administration (“FDA”) in July of 2021.

Initial Public Offering

On March 7, 2025, Kestra Medical Technologies, Ltd. completed an IPO of 11,882,352 common shares, par value $1.00 per share (“Common Shares”) at an offering price to the public of $17.00 per Common Share. On March 14, 2025, the underwriters purchased an additional 1,782,352 Common Shares at an offering price to the public of $17.00 per Common Share.

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

Following the Organizational Transactions, pre-existing interests in Intermediate Holdings, as well as non-controlling interests of its subsidiaries, were exchanged into Common Shares. Kestra Medical Technologies, Ltd. now directly owns 100% of Intermediate Holdings and indirectly owns 100% of each of Intermediate Holdings’ direct and indirect subsidiaries. Effective on December 31, 2025, West Affum LP was dissolved and all of the Common Shares it had received in the IPO were distributed on a pro rata basis to its unit holders.

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

Liquidity

As of July 31, 2026, the Company’s principal sources of liquidity consisted of $244,702 of cash, cash equivalents, and investments.

The Company has incurred negative operating cash flows and significant losses from operations since its inception. For the three months ended July 31, 2026 and 2025, the Company incurred net losses of $44,087 and $25,826, respectively. Cash used in operating activities was $32,295 and $26,274 for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the Company had an accumulated deficit of $695,948.

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

The unaudited interim condensed consolidated balance sheet as of April 30, 2026, included herein, was derived from the audited financial statements as of that date. Certain information and disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such regulations. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s financial statements as of and for the years ended April 30, 2026 and 2025. The results for the interim periods are not necessarily indicative of results for the full year.

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

Receivables are considered past due when not collected by established due dates. Specific patient balances are written off after collection efforts have been followed and the account has been determined to be uncollectible. Changes to reserve estimate impacts are recorded as an adjustment to net revenue in the period during which changes in circumstances support a change to the estimate. The estimates of the allowance for uncollectible accounts receivable were $4,972 and $5,789 as of July 31, 2026 and April 30, 2026, respectively.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Restricted cash consists of amounts related to the Company’s office lease agreement and credit card collateralization. In lieu of a cash security deposit, the landlord required an irrevocable standby letter of credit upon execution of the lease be maintained throughout the term of the lease agreement in the amount of $109 as of July 31, 2026 and April 30, 2026. The Company also had restricted cash of $225 for credit card collateralization as of July 31, 2026 and April 30, 2026.

Investments

The Company considers investments with an original maturity greater than three months and remaining maturities less than 12 months to be short-term investments. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as long-term investments.

The Company classifies its marketable securities as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income (expense), net in the unaudited interim condensed consolidated statements of operations and comprehensive loss.

If the estimated fair value of a marketable debt security is below its amortized cost basis, the Company evaluates whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. Credit-related losses are recognized as an allowance for credit losses on the unaudited interim condensed consolidated balance sheets with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in accumulated other comprehensive income (loss).

The Company invests in equity securities that do not have readily determinable fair values. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any. These investments are included in Other long-term assets on the unaudited interim condensed consolidated balance sheet as of July 31, 2026. The carrying amount of this investment is $5,000 and there were no adjustments to the carrying amount during the three months ended July 31, 2026.

Property and Equipment

Property and equipment consist of medical rental equipment, test equipment, office equipment and furniture, leasehold improvements, and work in progress. Medical rental equipment used in the delivery of the ASSURE® WCD system consists of a therapy cable, batteries, a battery charger, assistant and WCD monitor, all of which have different useful lives. Upon completion of use by a patient, medical rental equipment is returned to the Company’s third-party manufacturing and supply partner and inspected, tested and recertified for use by another patient. When not in use by patients, medical rental equipment resides with the Company’s third-party manufacturing and supply partner, at third-party warehouses or with the Company’s territory managers. Physical counts of components are conducted at least annually at the third-party manufacturing and supply partner locations and at least quarterly at other locations.

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

Property and equipment are depreciated using the straight-line method based on the following estimated useful lives:

	July 31, 2026	April 30, 2026
Asset Classification	Estimated Useful Lives	Estimated Useful Lives
Computer software and equipment	3 years	3 years
Test equipment	5 years	5 years
Leasehold improvements	Lesser of useful life or lease-term	Lesser of useful life or lease-term
Medical rental equipment	2 - 15 years	2 - 15 years

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

The equipment leases are classified as operating leases at lease commencement, and the Company recognizes the revenue associated with ASSURE© System rentals in accordance with Accounting Standards Codification Topic 842, Leases (“ASC Topic 842”). The Company elected the practical expedient provided under ASC Topic 842 to combine the lease of ASSURE© System with the non-lease components, which includes the digital healthcare platform. The ASSURE© System is expected to be the predominant component and, as a result, the Company accounts for the combined revenue components under ASC Topic 842. Revenue is recognized on a straight-line basis over the contractual non-cancellable lease term, which is one month, when collectability of the lease payments is deemed to be probable. If collectability of the lease payments is not deemed to be probable, the lease income is limited to the lesser of the income that would have been recognized if collectability was probable or the lease payments collected. Collectability of all lease payments, which includes amounts reimbursed by third-party payors and/or amounts covered by the patient, is assessed for each contract upon lease commencement and is subject to subsequent reassessment throughout the lease term, as necessary.

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

Debt Issuance Costs

Debt issuance costs related to term loan debt are recognized as a reduction to the related debt balance in the accompanying condensed consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Debt issuance costs associated with delayed draw term loans are capitalized within other long-term assets on the unaudited interim condensed consolidated balance sheets and are amortized to interest expense over the term of the related debt.

Debt Modifications and Extinguishments

The Company evaluates amendments, restatements, or other changes to its debt agreements in accordance with ASC 470-50, Debt — Modifications and Extinguishments. Under this guidance, the Company determines whether the revised terms represent a modification of the existing debt or an extinguishment of the old debt and issuance of new debt. If the changes are not deemed substantial, the transaction is accounted for as a modification and any associated fees or costs are amortized over the remaining term of the modified debt. If the changes are determined to be substantial, the original debt is considered extinguished, the new debt is recorded at fair value, and any resulting difference between the reacquisition price of the debt and its net carrying amount is recognized as a gain or loss on debt extinguishment.

Segment Information

The Company has a single operating and reportable segment. The Company has determined that its Chief Executive Officer is its chief operating decision maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis and in a manner consistent with the information included in the unaudited interim condensed consolidated statements of operations and comprehensive loss for purposes of assessing performance and making decisions on how to allocate resources. As the Company operates as one operating segment, all required segment financial information, such as revenues and significant operating expenses, is found in the accompanying unaudited interim condensed consolidated financial statements. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenues from leasing of ASSURE© System devices to patients were earned in the United States. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), requiring election of a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets. The Company adopted ASU 2025-05 prospectively during the year ended April 30, 2027. The adoption of the amendments in ASU 2025-05 did not have a material impact on the Company's unaudited interim condensed consolidated balance sheets, results of operations, cash flows or disclosures within the notes to the unaudited interim condensed consolidated financial statements.

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

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the unaudited interim condensed consolidated financial statements as a result of future adoption. No other new accounting pronouncements were adopted during the three months ended July 31, 2026.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	July 31, 2026	April 30, 2026
Prepaid software fees	$2,394	$1,693
Other current assets	2,124	2,984
Total Prepaid expenses and other current assets	$4,518	$4,677

4. Property and Equipment

Property and equipment consisted of the following at:

	July 31, 2026	April 30, 2026
Medical rental equipment	$89,309	$83,053
Test equipment	4,235	3,490
Office equipment and furniture	1,528	1,517
Leasehold improvements	919	919
Work in progress	1,527	1,538
Total property and equipment	97,518	90,517
Less: accumulated depreciation	(33,862)	(31,427)
Total Property and equipment, net	$63,656	$59,090

The Company recorded $2,664 and $2,028 of depreciation expense for the three months ended July 31, 2026 and 2025.

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

In June 2021, the Company amended its office lease that began on May 1, 2020 to expand the leased space, commencing on September 1, 2021. The amendment is subject to all terms and conditions of the original office lease agreement and was set to expire in April 2024. In October 2023, the Company amended the existing office lease to expire in April 2029. The Company has the option to renew for 3 or 5 years upon expiration of the extended term at prevailing market rates.

The October 2023 office lease amendment provided rent abatement from November 1, 2023 through April 30, 2024. The same amendment further provided a tenant improvement allowance of $943 to be used as rent abatement or tenant improvement reimbursement by June 2026, and $786 specifically for tenant improvement reimbursement. In August 2024, the Company amended that lease to allow for two additional months of rent abatement and for the amount to be used specifically for tenant improvement reimbursement to be used for rent abatement or tenant improvements.

In February 2025, the Company further amended the lease to expand the leased space, commencing on April 1, 2025.

In May 2025, the Company entered into a new lease agreement for an office in Texas, commencing on May 15, 2025. The lease is set to expire on May 31, 2027.

In December 2025, the Company amended its office leases to extend the lease term through April 2031. The extended lease term resulted in a re-measurement resulting in the increase of the lease liability and right-of-use asset by $1,585.

Operating lease expense was as follows for the periods below:

	Three Months Ended July 31,
	2026	2025
Operating lease expense	$263	$221
Variable lease expense	158	165
Total operating lease expense	$421	$386

Operating lease expense includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Variable lease expense includes payments related to taxes, insurance and maintenance costs as required by the lease.

Cash paid for operating leases was $544 and $491 for the three months ended July 31, 2026 and 2025, respectively.

The weighted average remaining lease term for the Company’s operating leases was 57 months as of July 31, 2026, and 60 months as of April 30, 2026. The weighted average discount rate used to calculate the net present value of the Company’s operating lease liabilities was 12.0% as of July 31, 2026 and 12.0% as of April 30, 2026.

6. Accrued Liabilities

Accrued liabilities consisted of the following at:

	July 31, 2026	April 30, 2026
Bonuses and commissions	$4,111	$10,885
Other accrued liabilities	6,396	5,486
Paid time off	3,171	3,050
Professional services	2,449	1,133
Payroll and payroll taxes	6,158	2,492
Total Accrued liabilities	$22,285	$23,046

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

On February 25, 2025, the Company amended the Term Loan 2024 facility to adjust the revenue milestones applicable to the debt covenants therein and amend the ability to draw additional loans under the third tranche to allow for the ability to draw an additional $15,000 through July 31, 2026 upon the achievement of revenue of at least $60,000 for any twelve consecutive month period prior to the third tranche borrowing date.

In connection with the IPO, the warrant issued to the lender on September 29, 2023 was cancelled and exchanged for a new warrant (the “2033 Warrant”) to purchase up to 325,847 Common Shares of Kestra Medical Technologies, Ltd. with an exercise price of $11.54. The 2033 Warrant expires on September 29, 2033. The 2033 Warrant is classified as a liability and is recorded as a discount to the Term Loan 2024. Upon the funding of additional amounts under the third tranche of Term Loan 2024, the Company would issue additional warrants to the lender exercisable for Common Shares with a value equal to 10% of the amount funded.

On September 4, 2025, the lender fully exercised the 2033 Warrant to purchase Common Shares on a cashless basis, resulting in the issuance of 100,397 Common Shares and the cancellation of the 2033 Warrant.

On July 10, 2026, the Company entered into a loan agreement (the "2026 Term Loan”) with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (each, a “Lender”) and BioPharma Credit PLC, as collateral agent. The loan agreement provides for a five-year senior secured term loan facility of up to $200,000, divided into four tranches: (i) a committed Tranche A Loan in an aggregate principal amount of $75,000 (the “Tranche A Loan”) which was funded on July 10, 2026 (the “Tranche A Closing Date”); (ii) a committed Tranche B Loan in an aggregate principal of $25,000 (the “Tranche B Loan”) which may be requested, subject to certain limited conditions, at the Company's option through July 31, 2027; (iii) a committed Tranche C Loan in an aggregate principal amount of $50,000 (the “Tranche C Loan”) which is available to the Company upon reaching a trailing twelve-month revenue of $150,000 and which may be requested on or prior to June 30, 2028 and (iv) an uncommitted Tranche D Loan for acquisitions at the Company's option in aggregate principal amount of $50,000 (the “Tranche D Loan” and collectively with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “Term Loans”), subject to certain limited conditions and upon approval of the Lenders, on such date mutually agreed upon between the Lenders and the Company.

The Company’s net proceeds from the Tranche A Loan were approximately $20,000, after deducting estimated debt issuance costs, fees and expenses, and repaying the Company's obligations under Term Loan 2024 on July 10, 2026. The remaining proceeds will be used to fund the Company’s general corporate and working capital requirements.

The Term Loans mature on July 10, 2031 (the “Maturity Date”). The Term Loans bear interest at a variable rate per annum equal to a 5.50% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.25%. Interest is due and payable on the last day of each quarter, with payment beginning in the calendar quarter immediately following July 10, 2026. The Loan Agreement requires the Company to pay an amount equal to 1.75% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan. The Term Loans provide for 48 months of interest-only payments and amortize in four equal quarterly installments beginning in the second fiscal quarter of 2030 and continuing through the Maturity Date. The Term Loans may be voluntarily prepaid in whole (but not in part), and are subject to make-whole, prepayment premium and exit fees, and must be prepaid upon a Change in Control (as defined in the Loan Agreement). The Company is required to maintain a minimum liquidity of at least $20,000 in cash and cash equivalents at all times.

The Company’s long-term debt consisted of the following at:

	July 31, 2026	April 30, 2026
Term loan	$75,000	$45,000
Accumulated paid-in-kind interest applied to term loan balance	—	1,395
Less: unamortized debt issuance costs and debt discount	(2,505)	(3,746)
Total long-term debt	$72,495	$42,649

The Company recognized interest expenses related to the Term Loan 2024 and 2026 Term Loan as follows:

	Three Months Ended July 31,
	2026	2025
Interest expense	$1,511	$1,423
Amortization of the debt issue costs	124	88
Amortization of the debt discount recognized in connection with the warrant	294	380
Total expense recognized	$1,929	$1,891

8. Fair Value Measurement

The following table presents the Company’s fair value hierarchy for its classified assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 and April 30, 2026:

	Level 1	Level 2	Level 3
July 31, 2026
Assets
Money market funds	$22,766	$—	$—
U.S. treasury securities	—	176,144	—
Total assets	$22,766	$176,144	$—

April 30, 2026
Assets
Money market funds	$22,146	$—	$—
U.S. treasury securities	—	195,338	—
Total assets	$22,146	$195,338	$—
Liabilities
Warrant liabilities	$—	$—	$1,369
Total liabilities	$—	$—	$1,369

The Company classifies its money market funds, which are valued based on quoted market prices in active markets with no valuation adjustment, as cash and cash equivalents within the fair value hierarchy.

The fair value and amortized cost of available-for-sale marketable securities as of July 31, 2026 are presented in the following table:

		Gross Unrealized
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Money market funds	$22,766	$—	$—	$22,766
U.S. treasury securities	176,615	2	(473)	176,144
Total	$199,381	$2	$(473)	$198,910

As of July 31, 2026 available-for-sale marketable securities are classified as follows in the interim unaudited condensed consolidated balance sheet:

Category:
Cash and cash equivalents	$22,766
Short-term investments	130,353
Long-term investments	45,791
Total	$198,910

Short-term investments have a contractual maturity date that is one year or less from the respective balance sheet date. Long-term investments have a contractual maturity date that is more than one year from the respective balance sheet date. The Company recognized no credit losses during the three months ended July 31, 2026 and 2025, and had no allowance for credit losses as of July 31, 2026, and 2025.

As of July 31, 2026 and April 30, 2026, the fair value of the long-term debt, net of discounts, approximated $72,495 and $47,700, respectively. The fair value of long-term debt was determined using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules and current market rates. Long-term debt has been classified as Level 2 of the fair value hierarchy.

There were no transfers into or out of the Level 1, 2 or 3 fair value hierarchies during the three months ended July 31, 2026 and 2025.

Warrant Liabilities

As of April 30, 2026, the Company recorded warrant liabilities from issuance of warrants to the lender of the Term Loan 2024 in connection with the amendment on February 25, 2025. The warrant liabilities are based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrant liabilities utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the warrants. The assumptions used in the valuation were not significantly different from those used as of April 30, 2026. In connection with the settlement of the Term Loan 2024 as part of the Company's Term Loan 2026 financing transaction, the warrants were extinguished and the related warrant liabilities were derecognized. Immediately prior to the extinguishment, the warrant liabilities were remeasured to fair value. The resulting $1,620 gain on extinguishment was recorded as a component of loss from extinguishment of debt.

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

The following table presents the significant inputs and assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrant liabilities as of April 30, 2026:

April 30, 2026
Strike price	$11.54
Expected term (in years)	7.42
Expected volatility	59.00%
Risk free rate	4.20%
Dividend yield	0%

A reconciliation of the Level 3 liabilities is as follows:

Fair value of Level 3 liabilities as of April 30, 2026	$1,369
Change in fair value of warrant liabilities	251
Extinguishment of warrant liabilities	(1,620)
Fair value of Level 3 liabilities as of July 31, 2026	$—

9. Common Shares

The Company had 100,000,000 Common Shares authorized and 59,271,885 and 58,383,924 Common Shares issued and outstanding with a par value of $1.00 per Common Share as of July 31, 2026 and April 30, 2026, respectively. Each Common Share is entitled to one vote.

10. Equity Incentive Plan and Stock Based Compensation

Restricted Common Units and Restricted Shares

Certain directors and advisors of the Company were granted 17,149 shares of restricted common units of West Affum LP between September 1, 2022 and October 16, 2024, with a vesting period of 3 years. In connection with the IPO, the restricted common units converted into 23,899 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the original grant agreements. As of July 31, 2026, 19,916 and 3,983 of these Common Shares were vested and unvested, respectively. As of April 30, 2026, 19,916 and 3,983 were vested and unvested, respectively.

Certain directors and advisors of the Company were granted 35,787 shares of restricted Class A Common Units of West Affum LP between July 24, 2024 and November 3, 2024, with a vesting period of 3 years. In connection with the IPO, Class A Common Units were automatically exchanged into 45,479 restricted Common Shares of Kestra Medical Technologies, Ltd., subject to continued vesting under the directors’ original grant agreements. During the three months ended July 31, 2026, 4,331 restricted Common Shares vested. As of July 31, 2026, there were 28,153 and 17,326 shares of vested and unvested restricted Common Shares outstanding. As of April 30, 2026, there were 23,822 and 21,657 shares of vested and unvested restricted Common Shares outstanding.

Share-based compensation expense associated with restricted common units and restricted Common Shares is immaterial and recorded within selling, general and administrative expense.

In connection with the IPO, the Company entered into the 2025 Omnibus Incentive Plan to grant eligible individuals incentive equity awards, including stock options and restricted stock units. Stock option and restricted stock unit activity for the three months ended July 31, 2026 is as follows:

Stock Options

Stock option activity for the three months ended July 31, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at April 30, 2026	4,504,508	$17.04	8.85	$16,675
Forfeited	(13,589)	17.00
Exercised	(67,059)	17.00
Balance at July 31, 2026	4,423,860	17.04	8.59	25,663
Vested and exercisable at July 31, 2026	3,471,366	17.04	8.59	20,124

As of July 31, 2026, unrecognized compensation cost for outstanding stock options was $8,595, with the weighted-average period over which this cost is expected to be recognized at 0.33 years. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Common Shares for those stock options that had exercise prices lower than the fair value of the Company’s Common Shares.

The weighted average grant date fair value of stock options outstanding as of July 31, 2026 was $10.20 per share.

Restricted Stock Units

The 2025 Omnibus Incentive Plan also allows for the grants of restricted shares and restricted stock units. During the three months ended July 31, 2026, the Company granted restricted stock units which vest under three methods:

•
Three-year service period restricted unit grants which vest one-third on each of the first, second and third anniversaries of the date of grant. The fair value of these restricted stock units is determined based upon the Company’s stock price on the date of grant and expensed over the service period.
•
Performance based restricted stock unit grants that vest after one year only if the Company has achieved certain performance objectives as defined and approved by the Company’s Board of Directors. The fair value of the performance awards is determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed.
•
Market based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.

Time Based Restricted Stock Units

Time based restricted stock unit activity for the three months ended July 31, 2026 is as follows:

	Number of restricted units	Weighted average grant date fair value
Outstanding at April 30, 2026	2,499,958	$17.60
Granted	779,832	20.75
Forfeited	(73,578)	17.93
Vested	(379,126)	15.72
Outstanding at July 31, 2026	2,827,086	$18.71

As of July 31, 2026, there was $44,285 of total unrecognized compensation cost related to unvested restricted units that is expected to be recognized over a weighted-average period of approximately 2.39 years.

Performance Based Restricted Stock Units

During the three months ended July 31, 2026, the Company granted 379,667 performance-based restricted stock units that vest upon achieving certain performance objectives. The weighted average grant date fair value is $18.82. During the three months ended July 31, 2026, 434,702 performance based restricted stock units vested.

As of July 31, 2026, there was $7,145 of total unrecognized compensation cost related to unvested performance-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.00 years.

Market Based Restricted Stock Units

During the three months ended July 31, 2026, the Company granted 189,832 market-based restricted stock units that vest upon achieving both market conditions and service conditions through April 30, 2028. During the three months ended July 31, 2026, 10,294 market-based restricted stock units were forfeited.

The Company estimated the fair value of the market-based restricted stock units granted during the three months ended July 31, 2026 using a Monte Carlo simulation model with the following assumptions:

July 31, 2026
Expected volatility	59.0%
Expected term	1.91 years
Risk free rate	4.06%
Fair value of underlying common stock	$18.82
Weighted average grant-date fair value per share	$28.95

As of July 31, 2026, there was $7,162 of total unrecognized compensation cost related to unvested market-based restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.64 years. As of July 31, 2026, none of the market-based restricted stock units were vested.

Employee Stock Purchase Plan

Under the 2025 Employee Stock Purchase Plan (the "ESPP") participants are permitted to purchase shares of Common Shares, up to the IRS allowable limit of $25,000 in any calendar year and no more than 1,000 shares on any purchase date, through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator of the ESPP) of up to 15% of their eligible compensation. The ESPP provides for offering periods not to exceed 27-months, and the Company anticipates each offering period to consist of one or more six-month purchase periods. Participants are permitted to purchase shares of the Company’s Common Shares at 85% of the lower of the fair market value of the Company’s Common Shares on the first trading day of an offering period or on the last trading date in each purchase period in the applicable offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with the Company.

Share Based Compensation

The Company recorded share-based compensation in the following expense categories of its unaudited interim condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended July 31,
	2026	2025
Research and development	$1,183	$455
Selling, general and administrative	8,334	4,124
Total share-based compensation expense	$9,517	$4,579

11. Income Taxes

The following table presents details of the provision for income taxes and effective tax rates:

	Three Months Ended July 31,
	2026	2025
Provision for income taxes	50	33
Effective tax rate	0.11%	0.13%

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

The Company’s effective tax rate varies from the statutory Irish tax rate due to the impact of the valuation allowance and the effect of state income taxes and research and development credits. The Company’s effective tax rate could fluctuate from quarter to quarter based on variations in the estimated and actual level of pre-tax income or loss by jurisdiction, changes in enacted tax laws and regulations, and changes in estimates regarding the realizability of deferred tax assets. As of July 31, 2026 and April 30, 2026, the Company provided a full valuation allowance against its net deferred tax assets that we believe, based on the weight of available evidence, are not more likely than not to be realized.

12. Commitments and Contingencies

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

The Company enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts as of July 31, 2026 and April 30, 2026. The Company is unable to determine the maximum potential impact of these indemnifications on the future results of operations.

Management believes that there are currently no other claims or actions pending against the Company where the ultimate disposition could have a material effect on the Company’s results of operations, financial condition or cash flows.

13. Defined Contribution Plan

The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for its full-time employees, which covers all eligible employees in the United States. The 401(k) Plan provides for matching and discretionary contributions by the Company. For the three months ended July 31, 2026 and 2025, matching and discretionary contributions by the Company totaled $822 and $548, respectively.

14. Net Loss Per Share Attributable to Common Shareholders

The Organizational Transactions represent a business combination between entities under common control under the principles of ASC Topic 805, Business Combinations. In connection with the Organizational Transactions, West Affum LP contributed its 105,808 shares of common stock in Intermediate Holdings for 19,885,382 Common Shares of Kestra Medical Technologies, Ltd. (the “Exchange”). Under the principles of ASC 260, Earnings Per Share, the Exchange was applied retrospectively for purposes of calculating basic and diluted net loss per share. Other transactions that closed contemporaneously with the Organizational Transactions, including conversions of preferred stock, non-controlling interests, and equity awards were accounted for prospectively beginning on the date such transactions occurred, and were not given retrospective treatment as they changed the relative subordination characteristics of the securities owned by the respective holders after the effective date of the Organizational Transactions. Similarly, the shares issued upon the IPO and exercise of the underwriters’ overallotment option were accounted for prospectively beginning on the date such shares were issued and were not given retrospective treatment. The total number of outstanding shares disclosed on the face of the unaudited interim condensed consolidated balance sheets and unaudited interim condensed consolidated statements of changes in stock and shareholders’ equity (deficit) represents the number of shares legally outstanding as of the latest unaudited interim condensed consolidated balance sheet date. This differs from the number of outstanding shares disclosed for basic and diluted net loss per share, which has been retrospectively adjusted for Common Shares outstanding but not yet vested.

Basic net loss per share attributable to common shareholders is calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period and excludes any dilutive effects of employee share-based awards and warrants to purchase Common Shares. Diluted net loss per share attributable to common shareholders is computed giving effect to all potentially dilutive Common Shares, including Common Shares issuable upon vesting of share-based payment awards and/or upon exercise of the warrants. For the three months ended July 31, 2026 and 2025, the Company did not have any dilutive shares. For both periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company’s net loss position.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the three months ended July 31, 2026 and 2025:

	Three Months Ended July 31,
	2026	2025
Numerator:
Net loss attributable to common shareholders	$(44,087)	$(25,826)
Denominator:
Weighted average shares of common share outstanding - basic and diluted	58,566,467	51,304,599
Net loss per share attributable to common shareholders - basic and diluted	$(0.75)	$(0.50)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common share equivalent shares):

	As of July 31,
	2026	2025
Stock options	4,423,860	4,539,300
Time based restricted stock units	2,827,086	1,263,384
Performance based restricted stock units	379,667	395,589
Market based restricted stock units	793,778	395,588
Restricted stock	21,309	40,103
Warrants to purchase Common Shares	109,069	434,916
Employee Stock Purchase Plan	31,304	—
Total	8,586,073	7,068,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes to those statements included in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years ended April 30, 2026 and 2025 included in our Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report and in the sections entitled “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A "Risk Factors" in our Annual Report.

Overview

We are a commercial-stage wearable medical device and digital healthcare company focused on transforming patient outcomes in cardiovascular disease through connected monitoring, therapeutic intervention, and data-driven clinical insights. We have developed and are commercializing the Cardiac Recovery System platform, an integrated cardiac recovery ecosystem designed to support patients at elevated risk of sudden cardiac arrest ("SCA") during vulnerable periods of recovery. Our Cardiac Recovery System platform is anchored by the ASSURE® WCD, which continuously monitors patient heart rhythms and automatically delivers defibrillation therapy when life-threatening ventricular arrhythmias are detected. The platform also includes digital patient engagement and clinical workflow solutions designed to improve patient adherence, support care coordination, and provide actionable clinical insights throughout the recovery process. We believe the ASSURE® WCD is differentiated by its patient-centered design, including comfort, wearability, and low false alarm rates, which are intended to improve patient compliance during extended wear periods. In addition, our integrated platform generates continuous cardiac rhythm data and clinically actionable insights that may assist healthcare providers in managing patients during vulnerable recovery periods. We believe these capabilities position Kestra to participate in the growing cardiac recovery market and support future platform expansion opportunities.

We have been issued a Medicare Provider Number by the CMS, which enables us to bill Medicare for reimbursement for our ASSURE® WCD as an accredited supplier to the extent the claim meets Medicare medical necessity and coverage requirements. We derive nearly all our revenue from the direct billing of various third-party payors, including Medicare, Medicaid, private payors and other healthcare-related organizations, for the lease of our ASSURE® WCD to patients. Any costs associated with our solution that are not covered by third-party payors, such as co-payments, are billed directly to the patient by our team. As WCD therapy has existed for over 20 years in the United States, reimbursement codes are well-established, and WCDs are covered by Medicare, Medicaid and many private payors.

We outsource the manufacturing of our ASSURE® WCD and all of its components to third-party suppliers, including contract manufacturers that manufacture garments, chargers, monitors, batteries, cables and various accessories for our ASSURE® WCD. We believe that our contract manufacturing partners are recognized in their field for their competency to manufacture the respective components of our ASSURE® WCD and have established quality systems that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our expansion requirements and can scale up their capacity to meet anticipated demand for our product for the foreseeable future.

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

Our fiscal year ends on April 30 of each year. We incurred net losses of $44.1 million and $25.8 million for the three months ended July 31, 2026 and 2025, respectively. For the three months ended July 31, 2026, we generated revenue of $31.0 million, with a gross profit of $17.5 million, compared to revenue of $19.4 million, with a gross profit of $8.9 million, for the three months ended July 31, 2025. As of July 31, 2026, we had cash and cash equivalents and investment balances of $244.7 million, and an accumulated deficit of $695.9 million.

From our inception to the consummation of our initial public offering ("IPO"), our operations were primarily funded by proceeds from capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions (as defined in Note 1, “The Company,” to our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report), in the form of common stock and redeemable preferred stock, and borrowings under our Term Loan 2024 (as defined below). For more information, see “—Liquidity and Capital Resources—Sources of Liquidity”.

In connection with the IPO, we issued and sold an aggregate of 13,664,704 Common Shares at an offering price to the public of $17.00 per share for net proceeds of $215.8 million, after deducting underwriting discounts and commissions, which includes the net proceeds from the underwriters’ exercise in full of the over-allotment option. The Organizational Transactions and IPO were completed on March 7, 2025 and the proceeds from the shares sold pursuant to the underwriters’ over-allotment option were received on March 14, 2025.

In December 2025, we completed a public underwritten offering and issued an aggregate of 6,900,000 Common Shares at a price of $23.00 per share, resulting in net proceeds of $149.3 million, after deducting underwriting discounts but before expenses.

We have invested heavily in developing and commercializing our Cardiac Recovery System platform. We have also made significant investments in clinical studies to demonstrate the safety and effectiveness of our ASSURE® WCD and to support applications for regulatory approvals. We have made and will continue to make significant investments to build our sales and marketing organization, and we intend to continue to increase the size of our commercial team to market our product in the United States. Based on our current operating plan, we believe that our existing cash, cash equivalents, investments, and cash generated from revenue transactions with customers will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Adequate funding may not be available to us on acceptable terms or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
•
Gross Profit. Our results of operations will depend, in part, on our ability to increase our gross profit by more effectively managing our costs to build and deliver our ASSURE® WCD and obtaining higher reimbursement realization due to improved market access and shifts in patient mix towards patients with longer wear duration. We expect supply chain efficiencies to result from higher volume purchases of components, and continued manufacturing process improvements.
•
Payor Coverage and Revenue Cycle Management. Healthcare providers in the United States generally rely on third-party payors, principally Medicare, Medicaid and private payors, to cover and reimburse all or part of the cost of our product. The revenue we can generate from the lease of our ASSURE® WCD depends in large part on the availability of reimbursement from such payors. A significant component of our operational efforts includes working with private payors to ensure positive coverage decisions for our product and investing in our revenue cycle management infrastructure to collect cash from payors.
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

Key Components of Our Results of Operations

The following discussion describes certain key components of our interim unaudited condensed consolidated statements of operations and comprehensive loss.

Revenue

We generate revenue by leasing our ASSURE® WCD to patients for a fixed amount on a month-to-month basis. The lease payments generally consist of the contracted amounts based on reimbursement arrangements with third-party payors, comprising Medicare, Medicaid, private payors and other healthcare-related organizations, and patient payments. The patient has the right to cancel the lease at any time during the lease period. We recognize lease revenue over the term of the lease when collectability is probable. If collectability of the lease payments is not deemed to be probable, the lease revenue is limited to the lesser of the income that would have been recognized if collectability was probable or the lease payments collected. If the lease payments are not deemed to be probable at inception, lease revenue is recognized when cash payments are received. We expect that our revenue will continue to increase as the number of patients that use our product increases.

Cost of Revenue

Cost of revenue consist of direct material, labor and indirect costs related to the lease performance of our ASSURE® WCD such as the cost of disposable WCD device components, depreciation expense of reusable medical rental equipment components, shipping and order fulfillment costs, as well as other indirect costs incurred to support the manufacture and medical rental equipment delivery to and ongoing support for the patient incurred in connection with providing our ASSURE® WCD to patients. Overall expenditures for disposable components and reprocessing costs will increase as the number of patients receiving our ASSURE® WCD increases and to a lesser extent, depreciation expense will increase as additional reusable ASSURE® WCD components are purchased. However, depreciation expense as a percentage of cost of revenue is expected to decrease in the long run through economies of scale as we continue to grow our business. For additional information on how depreciation impacts our financial results, see Note 2, “Significant Accounting Policies” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We expect that our overall selling, general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued growth of our business. We have incurred additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, compliance, director and officer insurance, investor and public relations, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange. These expenses may further increase when we no longer qualify as an “emerging growth company” under the JOBS Act, which will require us to comply with certain reporting requirements from which we are currently exempt. However, we expect overall general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Interest and Other Expense (Income), net

Interest and other expense (income), net consists of cash and non-cash components. The cash component of interest expense (income) is attributable to borrowings under our term loans as well as interest received from various interest-bearing bank accounts and investments in marketable securities.

Loss on Debt Extinguishment

Loss on debt extinguishment consists relates to the refinancing transaction completed in connection with the 2026 Term Loan and the repayment of the Term Loan 2024. The amount recognized represents the difference between the reacquisition price of the extinguished debt and its net carrying amount.

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

Results of Operations for the Three Months Ended July 31, 2026 and 2025

The following tables set forth our results of operations for the three months ended July 31, 2026 and 2025. We have derived the data for the three months ended July 31, 2026 and 2025 from our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results for historical periods are not necessarily indicative of the results of operations for any future period, and our interim results are not necessarily indicative of the results to be expected for the full year.

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$30,971	$19,371	$11,600	60%
Cost of revenue	13,473	10,520	2,953	28%
Gross profit	17,498	8,851	8,647	98%
Operating expenses:
Research and development	6,796	4,001	2,795	70%
Selling, general and administrative	48,359	33,728	14,631	43%
Total operating expenses	55,155	37,729	17,426	46%
Loss from operations	(37,657)	(28,878)	(8,779)	30%
Other expense (income):
Interest expense	1,929	1,912	17	1%
Interest income	(2,125)	(2,167)	42	(2%)
Other expense (income), net	272	(2,830)	3,102	NM
Loss on extinguishment of debt	6,304	—	6,304	NM
Net loss before provision for income taxes	(44,037)	(25,793)	(18,244)	71%
Provision for income taxes	50	33	17	52%
Net loss attributable to common shareholders, basic and diluted	$(44,087)	$(25,826)	$(18,261)	71%

Comparison of the Three Months Ended July 31, 2026 and 2025

Revenue

Revenue for the three months ended July 31, 2026 increased by $11.6 million, or 60%, compared to the three months ended July 31, 2025. Revenue growth was primarily driven by an increase in the number of patients using our products.

Cost of Revenue

Cost of revenue for the three months ended July 31, 2026 increased by $3.0 million, or 28%, compared to the three months ended July 31, 2025. The increase in cost of revenue was primarily driven by a $1.0 million increase in the cost of disposable medical equipment supplies and equipment reconditioning, attributable to the increase in the number of patients using our product, a $0.9 million increase in depreciation expense due to an increased number of systems and equipment in use, a $1.1 million increase in reserve for lost or damaged equipment, and a $0.3 million increase in other costs, partially offset by a $0.3 million decrease in depreciation expense from increased useful lives of our components.

Gross Profit

Gross profit for the three months ended July 31, 2026 increased by $8.6 million, or 98%, compared to the three months ended July 31, 2025. The increase in gross profit was primarily due to growth in our total revenue. The increase in gross profit was also driven by a decrease in cost of revenues per patient by 9% for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, due to further improvements in the utilization of our rental pool of medical equipment and lower disposable costs driven by volume and implementation of manufacturing cost improvement programs, and longer useful lives of our medical rental equipment components.

Research and Development Costs

Research and development costs for the three months ended July 31, 2026 increased by $2.8 million, or 70%, compared to the three months ended July 31, 2025. The increase was primarily driven by a $0.9 million increase in personnel expenses such as salaries, benefits, and share-based compensation expense, resulting from increased headcount, and a $0.9 million increase in contractor costs, and $1.0 million of development expenses from our strategic collaboration with Biobeat Technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended July 31, 2026 increased by $14.6 million, or 43%, compared to the three months ended July 31, 2025. The increase was primarily driven by a $10.7 million increase in personnel expenses such as salaries, benefits and share-based compensation, resulting from an increase in headcount to support commercial growth, a $1.4 million increase in commercial support costs including contractors, a $0.6 million increase in travel and entertainment expenses due to an increase in headcount, a $0.6 million increase in commercial training costs, a $0.5 million increase related to shipping and logistics costs, a $0.5 million increase related to increased software licensing fees driven by increased headcount, and a $0.3 million increase in other costs.

Interest and Other Expense (Income), net

Interest income and interest expense for the three months ended July 31, 2026 were consistent with the three months ended July 31, 2025.

Other expense (income), net for the three months ended July 31, 2026 increased by $3.1 million compared to the three months ended July 31, 2025. The increase was primarily due to warrant liability remeasurement.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended July 31, 2026 increased by $6.3 million compared to the three months ended July 31, 2025. The increase was related to the early repayment of the Term Loan 2024.

Provision for Income Taxes

For each of the three months ended July 31, 2026 and 2025, the tax provision was less than $0.1 million, which was primarily related to state tax liabilities in the United States.

Liquidity and Capital Resources

Since inception, we have devoted substantially all our efforts to research and development, undertaking clinical trials, enabling manufacturing activities in support of our product development efforts, hiring personnel, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, building and expanding a commercial team to market our Cardiac Recovery System platform in the United States, and raising capital to support and expand such activities. We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net loss and comprehensive loss was $44.1 million and $25.8 million for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $695.9 million. For the three months ended July 31, 2026 and 2025, we generated negative operating cash flows of $32.3 million and $26.3 million, respectively.

As of July 31, 2026 and April 30, 2026, respectively, our principal sources of liquidity consisted of $244.7 million and $262.2 million of cash, cash equivalents, and investments. Based on our current operating plan, we believe that our existing cash and cash equivalents, which includes the net proceeds from our IPO and follow on offering, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months.

Funding Requirements and Contractual Obligations

We have incurred significant operating losses and negative cash flows driven by substantial research and development expenses as well as our large investment in our fleet of ASSURE® WCDs and building our commercial organization. Our operations have focused on developing products, establishing our intellectual property portfolio, marketing our product and staffing the Company to support continued growth. Our primary use of cash has been to fund operating expenses, which comprise research and development expenses, and costs of building the commercial team and necessary infrastructure to support our growth. Cash used to fund our operating expenses is impacted by the timing of when we pay for such expenses.

We obtained the PMA for our ASSURE® WCD from the FDA on July 27, 2021 and fully commercially launched our ASSURE® WCD in August 2022. We will continue to scale the business and therefore expect operating losses to continue. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments, as well as cash generated from revenue transactions with customers, will be sufficient to fund our operating and capital needs for at least the next 12 months. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses and may require additional funding to execute on our growth plans, which may include future equity and debt financings. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.

Our future obligations primarily consist of our debt obligations. From our inception to the consummation of the IPO, our operations were primarily funded by proceeds from our capital contributions made by West Affum Holdings, L.P., our direct parent prior to the Organizational Transactions, borrowings under our Term Loan 2024 and our revenues. We expect the proceeds from our IPO and secondary offering, cash generation from operations, and future ability to refinance or secure additional equity or financing to be sufficient to repay our outstanding debt obligations. As of July 31, 2026, the outstanding principal amount under the 2026 Term Loan was approximately $75.0 million. For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Sources of Liquidity

As of July 31, 2026, we had cash, cash equivalents, and investments of $244.7 million and an accumulated deficit of $695.9 million.

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

On July 10, 2026, we entered into a loan agreement (the "2026 Term Loan”) with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (each, a “Lender”) and BioPharma Credit PLC, as collateral agent. The loan agreement provides for a five-year senior secured term loan facility of up to $200 million, divided into four tranches: (i) a committed Tranche A Loan in an aggregate principal amount of $75 million (the “Tranche A Loan”) which was funded on July 10, 2026 (the “Tranche A Closing Date”); (ii) a committed Tranche B Loan in an aggregate principal of $25 million (the “Tranche B Loan”) which may be requested, subject to certain limited conditions, at the Company’s option through July 31, 2027; (iii) a committed Tranche C Loan in an aggregate principal amount of $50 million (the “Tranche C Loan”) which is available to us upon reaching a trailing twelve-month revenue of $150 million and which may be requested on or prior to June 30, 2028 and (iv) an uncommitted Tranche D Loan for acquisitions our option in aggregate principal amount of $50 million (the “Tranche D Loan” and collectively with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “Term Loans”), subject to certain limited conditions and upon approval of the Lenders, on such date mutually agreed upon between the Lenders and us.

Our net proceeds from the Tranche A Loan were approximately $20 million, after deducting estimated debt issuance costs, fees and expenses, and repaying our obligations under Term Loan 2024 on July 10, 2026. The remaining proceeds will be used to fund the Company’s general corporate and working capital requirements.

The Term Loans mature on July 10, 2031 (the “Maturity Date”). The Term Loans bear interest at a variable rate per annum equal to a 5.50% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.25%. Interest is due and payable on the last day of each quarter, with payment beginning in the calendar quarter immediately following July 10, 2026. The Loan Agreement requires us to pay an amount equal to 1.75% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan. The Term Loans provide for 48 months of interest-only payments and amortize in four equal quarterly installments beginning in the second fiscal quarter of 2030 and continuing through the Maturity Date. The Term Loans may be voluntarily prepaid in whole (but not in part), and are subject to make-whole, prepayment premium and exit fees, and must be prepaid upon a Change in Control (as defined in the Loan Agreement). We are required to maintain a minimum liquidity of at least $20 million in cash and cash equivalents at all times. As of July 31, 2026, we were in compliance with all covenants under the 2026 Term Loan.

For further information, see Note 7, “Long-Term Debt,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table presents a summary of our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended July 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(32,295)	$(26,274)
Net cash used in investing activities	(21,352)	(8,232)
Net cash provided by (used in) financing activities	22,495	(1,875)
Net (decrease) in cash, cash equivalents and restricted cash	$(31,152)	$(36,381)

Cash Flows from Operating Activities

For the three months ended July 31, 2026, cash used in operating activities was $32.3 million, which primarily consisted of a net loss of $44.1 million and a net decrease of $7.5 million in operating assets and liabilities, offset by $19.3 million in net non-cash charges. The net change in our operating assets and liabilities consisted of changes in disposable medical equipment and supplies of $0.9 million, prepaid expenses and other current assets of $0.2 million, accounts payable of $1.9 million, accrued liabilities of $4.7 million, and operating lease liabilities of $0.2 million. The non-cash charges primarily consisted of share-based compensation expense of $9.5 million, loss on debt extinguishments of $6.3 million, depreciation and amortization of $2.7 million, reserve for lost equipment and supplies of $1.5 million, (recovery) provision for uncollectible accounts receivable of $0.8 million, amortization of debt discounts and issuance costs of $0.4 million, loss on disposal of property and equipment of $0.3 million, change in fair value of warrant liability of $0.3 million, and non-cash lease expense of $0.1 million, partially offset by net accretion of discounts on marketable securities of $0.9 million.

For the three months ended July 31, 2025, cash used in operating activities was $26.3 million, which primarily consisted of a net loss of $25.8 million and a net decrease of $6.1 million in operating assets and liabilities, offset by a net increase of $5.6 million in non-cash charges. The net change in our operating assets and liabilities consisted of changes in accounts payable of $2.9 million, accounts receivables of $1.8 million, accrued liabilities of $0.8 million, disposable medical equipment supplies of $0.5 million, and operating lease liabilities of $0.1 million, partially offset by prepaid expenses and other current assets of $0.1 million. The non-cash charges primarily consisted of share-based compensation expense of $4.6 million, depreciation and amortization of $2.0 million, provision for uncollectible accounts receivable of $0.6 million, amortization of debt discounts and issuance costs of $0.5 million, reserve for lost medical supplies of $0.4 million, loss on disposal of property and equipment of $0.3 million, and non-cash lease expense of $0.1 million, partially offset by change in fair value of warrant liability of $2.9 million.

Cash Flows from Investing Activities

For the three months ended July 31, 2026, cash used in investing activities was $21.4 million, which primarily consisted of purchases of marketable securities of $13.0 million, purchases of property and equipment of $8.3 million.

For the three months ended July 31, 2025, cash used in investing activities was $8.2 million, which primarily consisted of $8.1 million of purchases of property and equipment such as medical rental equipment, computer hardware, test equipment and other research and development activities, and leasehold improvements, and $0.1 million of deposits paid for medical rental equipment.

Cash Flows from Financing Activities

For the three months ended July 31, 2026, cash provided by financing activities was $22.5 million, which primarily consisted of proceeds from the issuance of long-term debt of $75.0 million, proceeds from stock option exercises of $1.1 million, and proceeds from the Employee Stock Purchase Plan of $1.3 million. These proceeds were partially offset by repayment of long-term debt of $46.4 million, payment of early termination fee of $3.8 million, payment of debt issuance costs of $3.2 million, payment of taxes on restricted stock unit vesting of $1.0 million, payment of equity issuance costs of $0.4 million, and payment of deemed dividends for payments to third party of $0.2 million .

For the three months ended July 31, 2025, cash used in financing activities was $1.9 million, which primarily consisted of payments of IPO offering costs.

Off-Balance Sheet Arrangements

As of July 31, 2026, we have two irrevocable standby letters of credit issued by Silicon Valley Bank, a division of First Citizens Bank, that total $0.1 million related to our office leases and Cash Pledge Agreement of $0.2 million as collateral for the Company credit card program. We did not have any other obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience, known trends and events and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ materially from these estimates under different assumptions or conditions, and such conditions could have a material impact on the Company’s business, financial condition, results of operations and prospects.

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report filed with the SEC on July 14, 2026. See also Note 2 to our unaudited interim condensed consolidated financial statements elsewhere in this Quarterly Report. There have been no material changes in our significant accounting policies and estimates since our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the three months ended July 31, 2026. For a discussion of our market risk, refer to our quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2026, because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Efforts to Address Previously Identified Material Weaknesses

Management, with oversight from the Audit Committee, and assistance from third party experts, continues to implement measures designed to remediate the material weaknesses described above. We have taken and will continue to take action to remediate these material weaknesses, including:

·
Enhancing the Company's accounting, finance and IT functions through the hiring of personnel with appropriate and sufficient technical expertise. Since the material weakness was identified, the Company has increased the size and experience of these functions based on the Company's financial reporting obligations, and the responsibilities required to execute and oversee internal control over financial reporting. Based on this evaluation, management believes the Company has completed its current hiring plan and has an appropriately sized and qualified team to support its financial reporting and internal control requirements. However, the material weakness related to the control environment and resources will not be considered remediated until the personnel have been in place and the related controls they are responsible for have been designed and operated effectively for a sufficient period of time and management has concluded, through testing, that they are operating effectively;
·
Designing and implementing controls related to non-routine or complex transactions, to ensure these are properly presented and classified, including items referred to above;
·
Designing and implementing controls to address segregation of duties risks over manual journal entries and account reconciliations, including controls designed to ensure that manual journal entries and account reconciliations are subject to independent review by individuals without conflicting access or responsibilities in addition to related IT general controls designed to enhance the execution, review and monitoring of account reconciliations;
·
Designing and implementing IT general controls over systems relevant to the preparation of the Company’s consolidated financial statements, including controls related to user access, provisioning and termination, change management, computer operations and program development; and
·
Engaging third-party experts to assist management with technical accounting matters, internal control remediation activities and the design and testing of IT general controls.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. These actions that we are taking are subject to ongoing management review and Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended July 31, 2026, Brian Webster, our Chief Executive Officer and a member of our Board of Directors, and Traci Umberger, our Chief Administrative Officer and General Counsel and a member of our Board of Directors, each adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. The trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name	Date	Action	Expiration Date	Total Shares Subject to Plan
Brian Webster	July 21, 2026	Adoption	August 31, 2027	290,000
Traci Umberger	July 21, 2026	Adoption	October 12, 2027	556,000

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.2	Memorandum of Association (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-284807) filed on February 10, 2025 and incorporated herein by reference).
3.3	Amended and Restated Bye-laws of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).
3.4

Certificate of Deposit of Memorandum of Increase of Share Capital (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42549) filed on March 7, 2025 and incorporated herein by reference).

10.1

Loan Agreement, dated as of July 10, 2026, between Kestra Medical Technologies, Inc. and the guarantors signatory therein, BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP (previously filed as Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-42549) filed on July 14, 2026 and incorporated herein by reference).

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

Kestra Medical Technologies, Ltd.

Date: September 14, 2026	By:	/s/ Brian Webster
Brian Webster
President and Chief Executive Officer

Date: September 14, 2026	By:	/s/ Vaseem Mahboob
Vaseem Mahboob
Chief Financial Officer